Form 10-Q
period 1998-09-30
GEOCITIES
filed 1998-11-16
CIK 1062777

   As Filed with the Securities and Exchange Commission on November 16, 1998


                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________________ to _________________

Commission File No. 0-22815

                                   GEOCITIES
           --------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


          STATE OF DELAWARE                           95-4515867
  ---------------------------------      ------------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)


     1918 MAIN STREET, THIRD FLOOR
       SANTA MONICA, CALIFORNIA                           90405
----------------------------------------           -----------------
(Address of principal executive offices)               (Zip code)


      Registrant's telephone number, including area code: (310) 664-6500


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X    No
      ---       ---

  The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of October 30, 1998 was 31,454,412.

                                   GEOCITIES
                                   FORM 10-Q
                                     INDEX


                                                                                        PAGE NUMBER
                                                                                        -----------
PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements                                                                 1

         Balance Sheets at September 30, 1998 (unaudited)
         and December 31, 1997                                                                1

         Unaudited Statements of Operations for the Three and Nine
         Month Period Ended September 30, 1998 and 1997                                       2

         Unaudited Statements of Cash Flows for the Nine Month
         Period Ended September 30, 1998 and 1997                                             3

         Notes to Unaudited Financial Statements                                              4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                           6

Item 3.  Qualitative and Quantitative Disclosure about Market Risk                           27


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                 II-1

Item 2.  Changes in Securities and Use of Proceeds                                         II-2

Item 3.  Defaults Upon Senior Securities                                                   II-3

Item 4.  Submission of Matters to a Vote of Security Holders                               II-3

Item 5.  Other Information                                                                 II-4

Item 6.  Exhibits and Reports on Form 8-K                                                  II-4

         A.  Exhibits
         B.  Reports on Form 8-K

Signatures

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                   GEOCITIES

                                 BALANCE SHEETS

                                                                                 SEPTEMBER 30,       DECEMBER 31,
                                                                                      1998               1997
                                                                                      ----               ----
                                                                                  (unaudited)
                                       ASSETS
Current assets:
  Cash and cash equivalents...................................................    $ 83,341,000       $  3,785,000
  Short-term investments......................................................      16,566,000                  -
  Accounts receivable, net....................................................       3,254,000          1,206,000
  Prepaids and other current assets...........................................         820,000            403,000
  Subscription receivable.....................................................               -         25,000,000
                                                                                  ------------       ------------
    Total current assets......................................................     103,981,000         30,394,000

  Property and equipment, net.................................................       5,787,000          1,216,000
  Deposits....................................................................         938,000            613,000
  Other assets................................................................         506,000            645,000
                                                                                  ------------       ------------
    Total assets..............................................................    $111,212,000       $ 32,868,000
                                                                                  ============       ============
                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Accounts payable............................................................    $    555,000       $  1,036,000
  Accrued expenses............................................................       3,960,000          2,289,000
  Deferred revenue............................................................         567,000            225,000
  Capital lease obligations, current portion..................................       1,109,000            393,000
                                                                                  ------------       ------------
    Total current liabilities.................................................       6,191,000          3,943,000

  Capital lease obligations, net of current portion...........................       1,023,000            183,000
  Related party note payable..................................................         677,000            651,000
                                                                                  ------------       ------------
                                                                                     7,891,000          4,777,000
Commitments and contingencies

Mandatory redeemable convertible preferred stock..............................               -         37,200,000

Stockholders' equity (deficiency):
  Common stock................................................................          31,000             49,000
  Additional paid-in capital..................................................     135,769,000          3,903,000
  Unearned deferred compensation..............................................      (8,735,000)          (660,000)
  Accumulated deficit.........................................................     (23,744,000)       (12,401,000)
                                                                                  ------------       ------------
    Total stockholders'equity (deficiency)....................................     103,321,000         (9,109,000)
                                                                                  ------------       ------------
    Total liabilities and stockholders'equity (deficiency)....................    $111,212,000       $ 32,868,000
                                                                                  ============       ============

   The accompanying notes are an integral part of these financial statements.

                                   GEOCITIES

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                      SEPTEMBER 30,
                                                                       1998           1997                1998            1997
                                                                       ----           ----                ----            ----
Net revenues.....................................................  $ 5,290,000     $ 1,271,000        $ 10,833,000     $ 2,903,000
Cost of revenues.................................................    2,240,000       1,382,000           6,070,000       2,803,000
                                                                   -----------     -----------        ------------     -----------
     Gross profit (loss).........................................    3,050,000        (111,000)          4,763,000         100,000
Operating expenses:
  Sales and marketing............................................    4,410,000       1,289,000           9,559,000       3,419,000
  Product development............................................    1,293,000         264,000           2,556,000         701,000
  General and administrative.....................................    2,243,000         649,000           5,315,000       1,922,000
                                                                   -----------     -----------        ------------     -----------
Loss from operations.............................................   (4,896,000)     (2,313,000)        (12,667,000)     (5,942,000)
Other income (expense):
  Interest income................................................      843,000          38,000           1,414,000         169,000
  Interest expense...............................................      (36,000)        (33,000)            (90,000)        (95,000)
                                                                   -----------     -----------        ------------     -----------
     Net loss....................................................  $(4,089,000)    $(2,308,000)       $(11,343,000)    $(5,868,000)
                                                                   ===========     ===========        ============     ===========

Basic and diluted net loss per share.............................  $     (0.14)    $     (0.12)       $      (0.42)    $     (0.29)
Weighted average shares outstanding used
 in per-share calculation........................................   29,562,000      19,994,000          26,804,000      19,994,000

   The accompanying notes are an integral part of these financial statements.

                                   GEOCITIES

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                              ---------------------------------
                                                                                   1998               1997
                                                                              --------------      -------------
Cash flows from operating activities:
  Net loss..................................................................   $(11,343,000)       $(5,868,000)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
     Depreciation and amortization..........................................      1,033,000            319,000
     Issuance of common stock for services..................................         98,000                  -
     Compensation earned on stock options...................................        823,000                  -
     Bad debt reserve.......................................................        294,000             42,000
     Changes in operating assets and liabilities:
      Accounts receivable...................................................     (2,343,000)          (771,000)
      Prepaids and other current assets.....................................       (417,000)          (173,000)
      Deposits and other assets.............................................       (187,000)          (707,000)
      Accounts payable......................................................       (481,000)           677,000
      Accrued expense.......................................................      1,696,000            991,000
      Deferred revenue......................................................        342,000             32,000
                                                                               ------------        -----------
        Net cash used in operating activities...............................    (10,485,000)        (5,458,000)

Cash flows used in investing activities:
  Purchase of property and equipment........................................     (2,756,000)          (379,000)
  Purchases of short-term investments.......................................    (16,566,000)                 -
                                                                               ------------        -----------
     Net cash used in investing activities..................................    (19,322,000)          (379,000)

Cash flows from financing activities:
  Issuance of common stock..................................................     84,514,000                  -
  Repurchase of common stock................................................        (19,000)                 -
  Payments under capital-lease obligations..................................       (370,000)          (125,000)
  Proceeds from exercise of common stock options............................        238,000                  -
  Proceeds from issuance of mandatory redeemable
    convertible preferred stock.............................................              -          8,959,000
  Subscription receivable...................................................     25,000,000                  -
  Repayment on note payable.................................................              -         (1,100,000)
                                                                               ------------        -----------
     Net cash provided by financing activities..............................    109,363,000          7,734,000
                                                                               ------------        -----------
Net increase in cash........................................................     79,556,000          1,897,000

Cash and cash equivalents, beginning of period..............................      3,785,000             33,000
                                                                               ------------        -----------
Cash and cash equivalents, end of period....................................   $ 83,341,000        $ 1,930,000
                                                                               ============        ===========

  The accompanying notes are an integral part of these financial statements.

                                   GEOCITIES

                         NOTES TO FINANCIAL STATEMENTS
   (ALL INFORMATION WITH RESPECT TO SEPTEMBER 30, 1998 AND 1997 IS UNAUDITED)



1.  ORGANIZATION AND BUSINESS

GeoCities (the "Company") was incorporated as a California corporation on December 16, 1994, and began operations in 1995. In June 1998, the Board of Directors approved the reincorporation of the Company in the State of Delaware and changed the par value of the Company's Common Stock. The Company offers a community of personal Web sites on the Internet within 41 themed neighborhoods. The Company's main source of revenue is from advertising, along with other revenue streams, including fee-based premium services and commerce. The Company's business is characterized by rapid technological change, new product development and evolving industry standards.

The financial statements are unaudited, other than the balance sheet at December 31, 1997, and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. Certain items shown in the prior financial statements have been reclassified to conform with the presentation of the current period. These financial statements should be read in conjunction with the financial statements as of December 31, 1997, and for the three years ended December 31, 1997, and related notes included in the Company's Final Prospectus dated August 10, 1998 as part of its Registration Statement on Form S-1 (No. 333-56659) filed with the Securities and Exchange Commission (the "SEC").


2.  INITIAL PUBLIC OFFERING

In August 1998, the Company completed an initial public offering in which it sold 5,462,500 shares of Common Stock, including 712,500 shares in connection with the exercise of the underwriters' over-allotment option, at $17.00 per share. Upon the closing of that offering, all the Company's Mandatory Redeemable Convertible Preferred Stock converted to Common Stock on a one-for-one basis. After the offering, the Company's authorized capital consists of 60,000,000 shares of Common Stock of which approximately 31,451,000 shares were outstanding at September 30, 1998.


3.  LEGAL PROCEEDINGS

See "Legal Proceedings."


4.  COMPUTATION OF NET LOSS PER SHARE

Net loss per share for all periods presented, assumes that the Common Stock issuable upon conversion of the outstanding Mandatory Redeemable Convertible Preferred Stock had been outstanding during each such period. The effect of outstanding stock options is excluded from the calculation of diluted net loss per share as their inclusion would be antidilutive.


5.  INCOME TAXES

As a result of net losses and the Company's inability to recognize a benefit for its deferred tax assets, the Company did not record a provision for income taxes in the three and nine months ended September 30, 1998, and September 30, 1997.


6.  PURCHASED TECHNOLOGY

In August 1998, the Company completed the purchase of certain Web-page development technology for a total consideration of $1.58 million, including $850,000 in cash and $729,000 in Common Stock valued at $20.65 per share. GeoBuilder, the Web-page development technology, was launched to market in October 1998. During September 1998, $300,000 was recorded as purchased in-process research and development. The purchased technology is classified as property and equipment and is being amortized over 12 months.

                                   GEOCITIES

                         NOTES TO FINANCIAL STATEMENTS
   (ALL INFORMATION WITH RESPECT TO SEPTEMBER 30, 1998 AND 1997 IS UNAUDITED)



7.  INKTOMI ALLIANCE

On August 31, 1998, the Company entered into an agreement to incorporate the Inktomi Search Engine into the Company's Web site. The Inktomi Search technology enhances a consumer's ability to access the Company's homepages. The Company will pay Inktomi a minimum of $505,000 over the first twelve months of the agreement plus a monthly per-query service fee. The costs associated with this agreement are recorded in cost of revenues.

8.  SUBSEQUENT EVENT

On November 10, 1998 the Company signed a definitive agreement to acquire Starseed, Inc. ("Starseed"), known as WebRing, which develops technology that enables the linking of topically related Internet Web sites. Under the terms of the agreement, the Company will issue up to 775,000 shares of its Common Stock and pay $2.0 million in cash in exchange for all of the outstanding stock and options of Starseed. The actual number of shares to be issued by GeoCities will be reduced based on Starseed's liabilities which will be assumed by GeoCities upon the consummation of the acquisition. After the transaction, Starseed will be a wholly-owned subsidiary of the Company. The acquisition will be accounted for as a purchase and is expected to close in early December. The Company is in the process of determining the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values. At September 30, 1998, the Company had a loan receivable from Starseed of $200,000. The Company subsequently loaned Starseed an additional $400,000 in the aggregate. These loans will be canceled upon the consummation of the acquisition.

9.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 1997, Statement of Financial Accounting Standards ("SFAS") 128 "Earnings Per Share", was issued and effective for the Company's year ended December 31, 1997. As a result, the Company's earnings per share ("EPS") data for all periods has been presented in accordance with SFAS 128. In March 1997, SFAS 129, "Disclosure of Information About Capital Structure", was issued and will be effective for 1998. In June 1997, SFAS 130, "Comprehensive Income" and SFAS 131, "Disclosure about Segments of an Enterprise", were issued and will be effective for 1998. The Company is evaluating additional disclosures, if any, which may result from the implementation of these pronouncements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in this discussion and analysis and elsewhere in this report, including, but not limited to, statements regarding the Company's strategy, financial performance and revenue sources, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbors created by those sections. These and any other forward-looking statements contained in this report are based on current expectations and involve various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under "Risk Factors" and elsewhere in this report. Readers are also urged to carefully review and consider the various risk factor disclosures made in the Company's other reports and filings with the SEC, including the Company's Final Prospectus dated August 10, 1998, filed as part of its Registration Statement on Form S-1 (No. 333-56659). Readers are cautioned not to place undue reliance on these forward-looking statements to reflect events or circumstances occurring after the date hereof. The following discussion should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this report.

OVERVIEW

     Geocities offers the world's largest and fastest growing community of personal Web sites on the Internet. GeoCities pioneered the first large-scale, Web-based community for Internet users to express themselves, share ideas, interests and expertise, and publish content accessible to other users with common interests. The mainstay of the Company's community are its "Homesteaders," Internet users who create their own personal Web sites or "Homesteads" in themed "neighborhoods" on the GeoCities Web site. These neighborhoods provide a context for Web users to publish content, to share experiences and ideas with other users and to access a centralized and easy-to-navigate destination for Homesteader-published content.

     To date, the Company's revenues have been derived principally from the sale of advertisements. The Company sells banner advertisements, event sponsorships and premium site locations within the Company's Web site. The Company also receives advertising revenues from select premier commerce partners in return for preferred banner advertising locations on, and integration into, the Company's Web site. The Company has also recently begun receiving advertising revenues from third-party content providers who pay the Company for displaying their content on the Company's Web site. Currently, the duration of the Company's banner advertising arrangements averages between two to three months. Advertising rates are dependent on whether the impressions are for general rotation throughout the Company's Web site or for targeted audiences and properties within specific areas of the GeoCities site. All advertising revenues are recognized ratably in the period in which the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations typically include guarantees of a minimum number of "impressions" or times that an advertisement appears in page views downloaded by users. Payments received from advertisers prior to displaying their advertisements on the site are recorded as deferred revenues and are recognized as revenue ratably when the advertisement is displayed.

     In addition to advertising revenues, the Company derives other revenues primarily from its GeoPlus program, and, to a lesser extent, from its GeoShops program and revenue-sharing arrangements with its premier commerce partners. The Company's GeoPlus program offers premium services for a monthly fee, providing Homesteaders additional disk space and enhanced publishing tools for their Web pages. In March 1998, the Company introduced the GeoShops program, a commerce service that, for a monthly fee, allows Homesteaders to sell products and services on their personal Web sites, and, for an additional fee, provides Homesteaders with transaction authorization and processing capabilities. The Company's agreements with its premier commerce partners generally provide the Company with a share of any sales resulting from direct links from the Company's Web site, subject to certain minimum sales levels. Revenues from the GeoPlus and GeoShops programs are recognized in the month that the service is provided. Revenues from the Company's share of the proceeds from its premier commerce partners' sales are recognized by the Company upon notification from its premier commerce partners of sales attributable to the Company's Web site. To date, revenues from such revenue-sharing arrangements have not been material.

     The Company has incurred significant losses since its inception, and as of September 30, 1998, had an accumulated deficit of approximately $23.7 million. Also, in connection with the grant of certain stock options to employees during 1997 and the seven month period ended July 31, 1998, the Company recorded unearned deferred compensation totaling approximately $9.8 million, representing the difference between the deemed value of the Company's Common Stock for accounting purposes and the exercise price of such options at the date of grant. At September 30, 1998, the unearned deferred compensation balance was $8.7 million. Such amount, net of amortization, is presented as a reduction of stockholders' equity and amortized over the vesting period of the applicable options. As a result, the Company currently expects to amortize the following amounts of deferred compensation annually: 1998--$1.3 million; 1999--$2.0 million; 2000--$2.2 million; 2001--$2.4 million; 2002--$1.1 million; 2003--
$444,000 and 2004--$148,000. Amortization of deferred compensation was $823,000 and $24,000 for the nine months ended September 30, 1998, and for 1997, respectively.

     The Company and the FTC ("Federal Trade Commission") staff attorneys executed an Agreement Containing Consent Order (the "Proposed Consent Order") in June 1998, in connection with the FTC's investigation into certain past business practices of the Company. The Proposed Consent Order has been preliminarily approved by the FTC, but remains subject to final FTC approval after a period of public comment which ended on October 19, 1998. There can be no assurance that the Proposed Consent Order ultimately will be approved by the FTC. Based on the scope of the Proposed Consent Order, the Company does not believe that its compliance with the Proposed Consent Order will have a material adverse effect on the Company's business, results of operations or financial condition.

     On November 10, 1998, the Company announced a definitive agreement to acquire Starseed, known as WebRing. Under the terms of the agreement, the Company will issue up to 775,000 shares of Common Stock and pay $2.0 million in cash in exchange for all the outstanding stock and options of Starseed. The actual number of shares to be issued will be reduced based on liabilities of Starseed which are assumed by the Company. After the transaction, Starseed will be a wholly owned subsidiary of the Company. The acquisition will be accounted for as a purchase and is expected to close in early December.

RESULTS OF OPERATIONS--THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     NET REVENUES

     Net revenues increased to $5.3 million for the three months ended September 30, 1998, from $1.3 million for the three months ended September 30, 1997. The increase in net revenues was due primarily to an increase in the number of advertisers, the addition of the Company's premier commerce partners, the increase in the Company's Web site traffic and, to a lesser extent, expansion in GeoPlus memberships, the deployment of GeoShops as a new revenue stream, and the addition of third-party content providers which pay the Company for carrying their content within the GeoCities community. Advertising revenues accounted for approximately 92% and 90% of net revenues for the three months ended September 30, 1998 and 1997, respectively. The Company's four largest customers accounted for approximately 27% and 35% of net revenues in the three months ended September 30, 1998 and 1997, respectively. During these periods, the Company's revenues from its GeoPlus and GeoShops programs and revenue-sharing arrangements with commerce partners were non-existent or individually insignificant as a percentage of net revenues. The Company anticipates that advertising revenues will continue to account for a substantial share of net revenues for the foreseeable future.

     COST OF REVENUES

     Cost of revenues consists primarily of Internet connection charges, Web site equipment leasing and software licensing costs, depreciation, salaries of operations personnel and other related operations costs. During the three months ended September 30, 1998 and 1997, cost of revenues related to the Company's premium service programs were individually and collectively insignificant. Cost of revenues increased to $2.2 million or 42% of net revenues for the three months ended September 30, 1998, from $1.4 million or 109% of net revenues for the three months ended September 30, 1997. The absolute dollar increases in cost of revenues were primarily due to building the Company's server and networking infrastructure in response to the growth in number of Homesteads. Cost of revenues decreased as a percentage of net revenues because of the growth in net revenues. The Company anticipates that its Internet connection, Web site equipment and related operating costs will continue to grow in absolute dollars for the foreseeable future.

OPERATING EXPENSES

     SALES AND MARKETING EXPENSES

     Sales and marketing expenses consist primarily of salaries of sales and marketing personnel, commissions, advertising and other marketing related expenses. Sales and marketing expenses also include personnel costs related to editorial content and community management and support. Sales and marketing expenses increased to $4.4 million or 83% of net revenues for the three months ended September 30, 1998, from $1.3 million or 101% of net revenues for the three months ended September 30, 1997. The absolute dollar increase in sales and marketing expenses was primarily due to increases in the number of sales personnel, increased sales commissions and increased expenses associated with promotion and marketing efforts. Sales and marketing expenses as a percentage of net revenues decreased because of the growth in net revenues. The Company expects that sales and marketing expenses will grow significantly in absolute dollars for the foreseeable future as it pursues an aggressive branding strategy and hires additional sales and marketing personnel.

     PRODUCT DEVELOPMENT EXPENSES

     Product development expenses consist primarily of salaries of certain software development and operations personnel and expenditures related to third party software. Product development expenses increased to $1.3 million or 24% of net revenues for the three months ended September 30, 1998, from $264,000 or 21% of net revenues for the three months ended September 30, 1997. The absolute dollar increase in product development expenses was primarily attributable to increased personnel and associated software costs related to enhancing the functionality of the Company's Web site. Product development expenses increased as a percentage of net revenues because the one-time charge of $300,000 recorded as purchased in-process research and development related to the purchase of certain Web-page development technology more than offset the impact from the growth in net revenues. To date, all product development expenditures have been expensed as incurred. The Company believes that significant investments in product development are required to remain competitive. Therefore, the Company expects that its product development expenses will continue to increase in absolute dollars for the foreseeable future.

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses consist primarily of salaries and related costs for general corporate functions, including finance, accounting, facilities and legal, and fees for professional services. General and administrative expenses increased to $2.2 million or 42% of net revenues for the three months ended September 30, 1998, from $649,000 or 51% of net revenues for the three months ended September 30, 1997. The absolute dollar increase in general and administrative expenses was primarily due to increases in the number of personnel to support the growth of the Company's business, increases in recruiting costs related to filling key senior executive positions, and increased legal costs incurred in the normal course of business. General and administrative expenses decreased as a percentage of net revenues because of the growth in net revenues. The Company expects that it will incur additional general and administrative expenses in absolute dollars as the Company hires additional personnel and incurs additional expenses related to the growth of the business and its operations as a public company.

     INTEREST INCOME (EXPENSE), NET

     Interest income (expense), net includes income from the Company's cash and investments and expenses related to the Company's financing obligations. Interest income (expense), net increased to $807,000 for the three months ended September 30, 1998, from $5,000 for the three months ended September 30, 1997. The increase in absolute dollars was primarily due to a higher average investment balance as a result of the receipt of the proceeds from the consummation of the Company's initial public offering in August 1998.

RESULTS OF OPERATIONS--NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     NET REVENUES

     Net revenues increased to $10.8 million for the nine months ended September 30, 1998, from $2.9 million for the nine months ended September 30, 1997. The increase in net revenues was due primarily to an increase in the number of advertisers, the addition of the Company's premier commerce partners, the increase in the Company's Web site traffic and, to a lesser extent, expansion in GeoPlus memberships and the addition of third-party content providers which pay the Company for carrying their content within the GeoCities community. Advertising revenues accounted for approximately 91% and 92% of net revenues for the nine months ended September 30, 1998 and 1997, respectively. The Company's four largest customers accounted for approximately 26% and 32% of net revenues in the nine months ended September 30, 1998 and 1997, respectively. During these periods, the Company's revenues from its GeoPlus and GeoShops programs and revenue-sharing arrangements with commerce partners were non-existent or individually insignificant as a percentage of net revenues. The Company anticipates that advertising revenues will continue to account for a substantial share of net revenues for the foreseeable future.

     COST OF REVENUES

     Cost of revenues consists primarily of Internet connection charges, Web site equipment leasing and software licensing costs, depreciation, salaries of operations personnel and other related operations costs. During the nine months ended September 30, 1998 and 1997, cost of revenues related to the Company's premium service programs were individually and collectively insignificant. Cost of revenues increased to $6.1 million or 56% of net revenues for the nine months ended September 30, 1998, from $2.8 million or 97% of net revenues for the nine months ended September 30, 1997. The absolute dollar increase in cost of revenues was primarily due to building the Company's server and networking infrastructure in response to the growth in number of Homesteads. Cost of revenues decreased as a percentage of net revenues because of the growth in net revenues. The Company anticipates that its Internet connection, Web site equipment and related operating costs will continue to grow in absolute dollars for the foreseeable future.

OPERATING EXPENSES

     SALES AND MARKETING EXPENSES

     Sales and marketing expenses consist primarily of salaries of sales and marketing personnel, commissions, advertising and other marketing related expenses. Sales and marketing expenses also include personnel costs related to editorial content and community management and support. Sales and marketing expenses increased to $9.6 million or 88% of net revenues for the nine months ended September 30, 1998, from $3.4 million or 118% of net revenues for the nine months ended September 30, 1997. The absolute dollar increase in sales and marketing expenses was primarily due to increases in the number of sales personnel, increased sales commissions and increased expenses associated with promotion and marketing efforts. Sales and marketing expenses as a percentage of net revenues decreased because of the growth in net revenues. The Company expects that sales and marketing expenses will grow significantly in absolute dollars for the foreseeable future as it pursues an aggressive branding strategy and hires additional sales and marketing personnel.

     PRODUCT DEVELOPMENT EXPENSES

     Product development expenses consist primarily of salaries of certain software development and operations personnel and expenditures related to third party software. Product development expenses increased to $2.6 million or 24% of net revenues for the nine months ended September 30, 1998, from $701,000 or 24% of net revenues for the nine months ended September 30, 1997. The absolute dollar increase in product development expenses was primarily attributable to increased personnel and associated software costs related to enhancing the functionality of the Company's Web site. Product development expenses remained unchanged as a percentage of net revenues due to a one-time charge of $300,000 recorded as purchased in-process research and development related to the purchase of certain Web-page development technology that effectively offset the impact of increased net revenues. To date, all product development expenditures have been expensed as incurred. The Company believes that significant investments in product development are required to remain competitive. Therefore, the Company expects that its product development expenses will continue to increase in absolute dollars for the foreseeable future.

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses consist primarily of salaries and related costs for general corporate functions, including finance, accounting, facilities and legal, and fees for professional services. General and administrative expenses increased to $5.3 million or 49% of net revenues for the nine months ended September 30, 1998, from $1.9 million or 66% of net revenues for the nine months ended September 30, 1997. The absolute dollar increase in general and administrative expenses was primarily due to increases in the number of personnel to support the growth of the Company's business, increases in recruiting costs related to filling key senior executive positions, and increases in legal costs incurred in the normal course of business. General and administrative expenses decreased as a percentage of net revenues because of the growth in net revenues. The Company expects that it will incur additional general and administrative expenses in absolute dollars as the Company hires additional personnel and incurs additional expenses related to the growth of the business and its operations as a public company.

     INTEREST INCOME (EXPENSE), NET

     Interest income (expense), net includes income from the Company's cash and investments and expenses related to the Company's financing obligations. Interest income (expense), net increased to $1.3 million for the nine months ended September 30, 1998, from $74,000 for the nine months ended September 30, 1997. The increase in absolute dollars was primarily due to a higher average investment balance attributable to the proceeds from the consummation of the Company's initial public offering in August 1998.

LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1998, the Company had approximately $83.3 million in cash and cash equivalents and $16.6 million in short-term investments. In August 1998, the Company completed an initial public offering of 5,462,500 shares of Common Stock at a price of $17.00 per share. The Company regularly invests excess funds in short-term money market funds, government securities and commercial paper.

     Net cash used in operating activities increased to $10.5 million for the nine months ended September 30, 1998 from $5.5 million for the nine months ended September 30, 1997. The increase in net cash used resulted primarily from increases in net loss and accounts receivable, and decrease to accounts payable partially offset by increases in accrued expenses and deferred revenues.

     Net cash used in investing activities increased to $19.3 million for the nine months ended September 30, 1998 from $379,000 for the nine months ended September 30, 1997, resulting primarily from increased purchases of property and equipment and from the purchase of investments with the proceeds received in 1998 from the Company's equity financings.

     Net cash provided by financing activities increased to $109.4 million for the nine months ended September 30, 1998 compared to $7.7 million for the nine months ended September 30, 1997 resulting primarily from the $84.5 million in net proceeds received from the sale of shares of the Company's Common Stock in connection with the consummation of the Company's initial public offering. Furthermore, the final receivable of approximately $25.0 million of cash proceeds was received in January 1998 in connection with the sale of shares of the Company's preferred stock for $38.0 million in December 1997.

     The Company has a bank line of credit for $10.0 million. To date there have been no borrowings under this line of credit. This credit facility includes a $7.0 million revolving facility for working capital and a $3.0 million lease facility. This facility bears interest at the bank's prime rate for the revolving facility and the bank's prime rate plus 0.75% for the lease facility. Any borrowings under this line of credit will be collateralized by substantially all of the Company's assets.

     Under the terms of the definitive agreement to acquire Starseed, the Company will pay $2.0 million in cash as part of the purchase price for all of the outstanding stock and options of Starseed.

     The Company's capital requirements depend on numerous factors, including market acceptance of the Company's services, the amount of resources the Company devotes to investments in the GeoCities community, the resources the Company devotes to marketing and selling its services and its brand promotions and other factors. The Company has experienced a substantial increase in its capital expenditures and operating lease arrangements since its inception consistent with the growth in the Company's operations and staffing, and anticipates that this will continue for the foreseeable future. Additionally, the Company will continue to evaluate possible acquisitions and investments in businesses, products and technologies, and plans to expand its sales and marketing programs and conduct more aggressive brand promotions. The Company currently anticipates that the net proceeds of the offering, together with its existing line of credit and available funds will be sufficient to meet its anticipated needs for working capital and capital expenditures for at least the next 12 months. See "Risk Factors--Future Capital Needs; Uncertainty of Additional Financing".

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. These date code fields will need to distinguish 21st century dates from 20th century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements.

     State of Readiness. The Company has evaluated the year 2000 readiness of the information technology systems used in its operations ("IT Systems") and its non-IT Systems, such as building security, voice mail and other systems. The Company's evaluation covered the following phases: (i) identification of proprietary and third party IT Systems and non-IT Systems; (ii) assessment of repair or replacement requirements; (iii) repair or replacement; (iv) testing;
(v) implementation; and (vi) creation of contingency plans in the event of year 2000 failures. The preliminary evaluation was completed in October 1998.

     Based on this evaluation, the Company identified two database tables whose Date of Birth field is stored as a character string and therefore is not year 2000 compliant. All programs affected by the aforementioned noncompliance have been identified and will be converted to a year 2000 compliant system prior to the end of calendar year 1998. In addition, all production server operating systems are undergoing an upgrade to Solaris 2.6, which is certified year 2000 compliant. Other than the foregoing, based on its preliminary evaluation, the Company believes it is year 2000 compliant.

     Further, the Company relies, both domestically and internationally, upon various vendors, governmental agencies, utility companies, telecommunications service companies, delivery service companies and other service providers who are outside of the Company's control. There is no assurance that such parties will not suffer a year 2000 business disruption, which could have a material adverse effect on the Company's business, financial condition and results of operations.

 Costs. To date, the Company has not incurred any material expenditures in connection with identifying or evaluating year 2000 compliance issues. Most of its expenses have related to the opportunity cost of time spent by employees of the Company evaluating its software, the current versions of its products, year 2000 compliance matters generally, and repairing existing systems to ensure year 2000 compliance.

 Contingency Plan. The Company is continuing to develop its contingency plan to be year 2000 compliant. The Company will continue to evaluate and monitor its IT Systems and non-IT Systems, including all new products and software it may acquire for year 2000 compliance. If additional year 2000 compliance issues are discovered, the Company will evaluate the need for contingency plans relating to such issues.

PROVISION FOR INCOME TAXES

     As a result of net losses and the Company's inability to recognize a benefit for its deferred tax assets, the Company did not record a provision for income taxes in the three and nine months ended September 30, 1998 and September 30, 1997.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In February 1997, Statement of Financial Accounting Standards ("SFAS") 128 "Earnings Per Share," was issued and effective for the Company's year ended December 31, 1997. As a result, the Company's earnings per share ("EPS") data for all periods has been presented in accordance with SFAS 128. In March 1997, SFAS 129, "Disclosure of Information About Capital Structure," was issued and will be effective for 1998. In June 1997, SFAS 130, "Comprehensive Income" and SFAS 131, "Disclosure about Segments of an Enterprise," were issued and will be effective for 1998. The Company is evaluating additional disclosures, if any, which may result from the implementation of these pronouncements.

                                  RISK FACTORS

LIMITED OPERATING HISTORY; NO ASSURANCE OF PROFITABILITY; ANTICIPATED LOSSES

     The Company was founded in December 1994, but did not begin generating advertising revenues until mid-1996. For 1997 and the nine months ended September 30, 1998, the Company generated revenues of $4.6 million and $10.8 million, respectively. Accordingly, the Company has a limited operating history upon which an evaluation of the Company, its current business and prospects can be based. In addition, the Company's revenue model is evolving and relies substantially upon the sale of advertising on its Web site. The Company's business must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the Internet. Specifically, such risks include, without limitation, the inability of the Company to maintain and increase levels of traffic on the GeoCities Web site, the failure by the Company to continue to develop and extend the GeoCities brand, the inability of the Company to meet minimum guaranteed impressions under advertising agreements, the lack of broad acceptance of the community model on the Internet, the inability of the Company to attract or retain members, acceptance by Homesteaders of advertising on Homesteads, the inability of the Company to generate significant Web-based commerce revenues or premium service revenues from its members, the failure of the Company to anticipate and adapt to the developing Internet market, the failure of its server and networking systems to efficiently handle the Company's Web traffic, changes in laws that adversely affect the Company's business, competition, the inability to effectively manage rapidly expanding operations, dependence on the Internet, the introduction and development of different or more extensive communities by direct and indirect competitors, particularly in light of the fact that many of such competitors are much larger and have greater financial, technical and marketing resources than the Company, the failure of the Web to achieve broad acceptance as an advertising and commercial medium, reductions in market prices for Web-based advertising as a result of competition or otherwise, the inability of the Company to maintain or achieve higher rates for advertising, the inability of the Company to identify, attract, retain and motivate qualified personnel, integration and other risks associated with acquisitions, expenses associated with acquisitions, fluctuations in amortization and write-downs of intangible assets, other risks noted in this section of the Prospectus, and general economic conditions. There can be no assurance that the Company will be successful in addressing such risks, and any failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition.

     As of September 30, 1998, the Company had an accumulated deficit of $23.7 million. Although the Company has experienced revenue growth in recent periods, there can be no assurance that the revenues of the Company will continue at their current level or increase in the future. The Company has not achieved profitability on a quarterly or annual basis to date, and the Company anticipates that it will incur net losses for the foreseeable future. The extent of these losses will be contingent, in part, on the amount of growth in the Company's revenues from advertising, commerce and premium membership service fees. The Company expects its operating expenses to increase significantly, especially in the areas of sales and marketing and brand promotion, and, as a result, will need to generate increased quarterly revenues to achieve profitability. The extremely limited operating history of the Company makes the prediction of future results of operations difficult or impossible, and, therefore, the recent revenue growth experienced by the Company should not be taken as an indication of the rate of revenue growth, if any, that can be expected in the future. The Company believes that period-to-period comparisons of its operating results are not meaningful and that the results for any period should not be relied upon as an indication of future performance. To the extent that revenues do not grow at anticipated rates or that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition will be materially and adversely affected. There can be no assurance that the Company's operating losses will not increase in the future or that the Company will ever achieve or sustain profitability.

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS; UNPREDICTABILITY OF FUTURE REVENUES; SEASONALITY

     The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of the Company's control. These factors include demand for Web-based advertising, acceptance of the Web as an advertising medium, the level of traffic on the GeoCities Web site, the advertising budgeting cycles of advertisers, the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations, the introduction of new or enhanced services by the Company or its competitors, the timing and number of new hires, pricing changes for Web-based advertising as a result of competition or otherwise, the loss of a key advertising contract or relationship by the Company, changes in the Company's pricing policy or those of its competitors, the mix of types of advertisements sold by the Company, engineering or development fees that may be paid in connection with adding new Web site development and publishing tools, technical difficulties with the GeoCities Web site, incurrence of costs relating to future acquisitions, general economic conditions, and economic conditions specific to the Internet or all or a portion of the technology sector. As a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions or business combinations that could have a material adverse effect on the Company's business, results of operations and financial condition. In order to accelerate the promotion of the GeoCities brand, the Company intends to significantly increase its marketing budget. A substantial increase in marketing expenditures will have a negative impact on the Company's results of operations for a number of quarterly periods. The Company has experienced, and expects to continue to experience, seasonality in its business, with user traffic on the GeoCities Web site being lower during the summer and year-end vacation and holiday periods when overall usage of the Web is lower. Additionally, seasonality may significantly affect the Company's advertising revenues during the first and third calendar quarters, as advertisers historically spend less during these periods. Because Web-based advertising is an emerging market, additional seasonal and other patterns in Web advertising may develop in the future as the market matures, and there can be no assurance that such patterns will not have a material adverse effect on the Company's business, results of operations and financial condition.

     As a result of the Company's limited operating history, the Company has limited meaningful historical financial data upon which to base planned operating expenses. Accordingly, the Company's expense levels are based in part on its expectations as to future revenues from advertising, commerce revenue-sharing arrangements, premium membership service fees and its anticipated growth in memberships and to a large extent are fixed. There can be no assurance that the Company will be able to accurately predict its revenues, particularly in light of the intense competition for the sale of Web-based advertisements, revenue-sharing opportunities and new members, the Company's limited operating history and the uncertainty as to the broad acceptance of the Web as an advertising and commerce medium. Any failure by the Company to accurately predict revenues in relation to fixed-expense levels could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company derives a significant portion of its revenues from the sale of advertising under short-term contracts, averaging one to two months in length. As a result, the Company's quarterly revenues and operating results are, to a significant extent, dependent on advertising revenues from contracts entered into within the quarter, as well as on the Company's ability to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. To date, a significant portion of the Company's revenues in any given period has been derived from a small group of customers, the composition of which generally changes from period to period. The Company expects this situation to continue in the future. The Company's largest customer, Egghead, Inc. ("Surplus Direct/Egghead"), accounted for approximately 12% and 8% of the Company's net revenues during 1997 and the nine months ended September 30, 1998, respectively. The Company's four largest customers during 1997 and the nine months ended September 30, 1998, including Surplus Direct/Egghead, which were, other than Surplus Direct/Egghead, different customers in both of such periods, accounted for approximately 29% and 26%, respectively, of the Company's net revenues in such periods. The cancellation or deferral of existing advertising or commerce contracts or the failure to obtain new contracts in any quarter could materially and adversely affect the Company's business, results of operations and financial condition for that quarter and future periods. Furthermore, the Company's advertising revenues are based in part on the amount of traffic on the GeoCities Web site. Accordingly, any significant shortfall in traffic on the GeoCities Web site in relation to the Company's expectations or the expectations of existing or potential advertisers would have a material adverse effect on the Company's business, results of operations and financial condition. In addition, substantially all of the Company's advertising contracts require the Company to guarantee a minimum number of impressions. In the event that these minimum impressions are not met, the Company could be required to provide credit for additional impressions, the ability of the Company to sell advertising to new or existing advertisers could be adversely affected and the Company could be forced to reduce advertising rates.

     A key element of the Company's strategy is to generate revenues through revenue-sharing relationships with commerce partners in addition to selling standard banner advertising. The Company currently has short-term agreements with four premier commerce partners: Amazon.com, CDnow, First USA and Surplus Direct/Egghead. Under the terms of these agreements, the Company has agreed to limit the number of such premier commerce partners on its Web site to four and certain other restrictions. Each of these agreements is renewable at the option of the other party, subject to the payment of certain renewal fees and rates. To date, the revenues received by the Company under the revenue-sharing portions of these arrangements have not been material, and there can be no assurance that the Company will receive a material amount of revenues under these agreements in the future. The Company's agreement with Surplus Direct/Egghead allows Surplus Direct/Egghead to terminate its agreement with the Company upon 30 days notice, subject to the payment of certain termination fees. Moreover, there can be no assurance that any of these parties will exercise its renewal right or that Surplus Direct/Egghead will not exercise its right to terminate its agreement with the Company, either of which events could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, under the terms of its agreement with First USA, the Company is obligated to generate a certain number of accepted credit-card applications, and, if the Company fails to generate such applications, it is generally required to increase the amount of advertising it provides to First USA on its site. There can be no assurance that this provision will not have a material adverse effect on the Company's business, results of operations and financial condition.

     Due to any of the foregoing factors, in some future quarter or quarters the Company's operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of the Company's Common Stock would likely be materially and adversely affected.

UNPROVEN BUSINESS MODEL; DEPENDENCE ON MEMBERS

     The Company's business model depends upon its ability to leverage its community platform and generate multiple revenue streams. The potential profitability of this business model is unproven, and, to be successful, the Company must, among other things, develop and market solutions that achieve broad market acceptance by its members, Internet advertisers, commerce vendors and Internet users. Under the Company's model, the Company is substantially dependent upon its member-generated content, the grass-roots promotional efforts of its members, the acceptance by its members of advertising and other promotional programs of third parties and the Company, including the Company's recently introduced watermark on Homesteads, and the voluntary involvement of its Community Leaders and Liaisons to attract Web users to its site and to reduce the demands on Company personnel. This model has existed for only a limited period of time, and, as a result, is relatively unproven. There can be no assurance that the Company's member-generated content or the promotional efforts of its members will continue to attract users to the Company's Web site. There can also be no assurance that the Company's Community Leaders and Liaisons will continue to devote their time voluntarily to improving the community, or, given the fact that the Company provides free disk space to its Homesteaders and the Company supports the involvement of its Community Leaders and Liaisons, that third parties will not attempt to hold the Company responsible for such content and/or any actions or omissions of such Community Leaders and Liaisons. There also can be no assurance that the Company's business, results of operations and financial condition would not be materially and adversely affected if a substantial number of Homesteaders became dissatisfied with the Company's services or its focus on the commercialization of those services. Moreover, there can be no assurance that community on the Internet or the Company's services and brand will achieve broad market acceptance. Accordingly, no assurance can be given that the Company's business model will be successful or that it can sustain revenue growth or generate significant profits.

RELIANCE ON ADVERTISING REVENUES AND UNCERTAIN ADOPTION OF THE WEB AS AN ADVERTISING MEDIUM

     The Company has derived a substantial majority of its revenues to date from the sale of advertisements, including banner advertising revenues and advertising revenues from its premier commerce partners. For 1997 and the nine months ended September 30, 1998, advertising revenues represented 91% of the Company's net revenues. The Company's strategy is to continue to emphasize advertising as a method of generating revenues. The Company's current business model is therefore highly dependent on the amount of traffic on the Company's Web site. This type of business model, however, is relatively unproven. The Internet as an advertising medium has not been available for a sufficient period of time to gauge its effectiveness as compared with traditional advertising media. Many of the Company's advertisers have only limited experience with the Web as an advertising medium, have not yet devoted a significant portion of their advertising budgets to Web-based advertising and may not find such advertising to be effective for promoting their products and services relative to traditional print and broadcast media. For 1997, advertising on the Web represented less than 0.5% of overall advertising revenues in the United States according to industry sources. The Company's ability to generate significant advertising revenues will also depend on, among other things, the development of a large base of users of the Company's services possessing demographic characteristics attractive to advertisers and the ability of the Company to develop or acquire effective advertising delivery and measurement systems.

     The adoption of Web-based advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business and exchanging information. Entities that already have invested substantial resources in other methods of conducting business may be reluctant to adopt a new strategy that may limit or compete with their existing efforts. There can be no assurance that the market for Web-based advertising will continue to emerge or become sustainable. If the market develops more slowly than expected, the Company's business, results of operations and financial condition could be materially and adversely affected. No standards have been widely accepted for the measurement of the effectiveness of Web-based advertising, and there can be no assurance that such standards will develop sufficiently to support the Web as an effective advertising medium. There can be no assurance that advertisers will accept the Company's or other third-party measurements of impressions, which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, there is intense competition in the sale of advertising on the Web resulting in a wide variety of pricing models, rate quotes and advertising services, making it difficult to project future levels of advertising revenues and rates. It is also difficult to predict which pricing models, if any, will achieve broad acceptance among advertisers. The Company has traditionally based its advertising rates on providing advertisers with a guaranteed number of impressions, and any failure of the Company's advertising model to achieve broad market acceptance would have a material adverse effect on the Company's business, results of operations and financial condition.

     The process of managing advertising within a large, high-traffic Web site such as the Company's is an increasingly important and complex task. The Company licenses from IMGIS, Inc. ("IMGIS") its advertising management system (the "AdForce service"). Under the license agreement, IMGIS provides the Company an Internet advertising administration system to facilitate the Company's management of advertising on its Web site. The AdForce service is intended to permit the Company to generate ad tags, schedule advertising to run in the online environments in which the Company places the ad tags and generates reports on such advertising. The IMGIS agreement is for a term of two years and will expire in May 2000, if not renewed, subject to the Company's right to terminate the agreement with or without cause during the 30-day period following May 4, 1999. Additionally, the Company may terminate the agreement for IMGIS' non- performance under the agreement. No assurance can be given that the Company will not elect to terminate the agreement. If it elected to do so, the Company believes that it could replace the AdForce service with other available advertising management systems. However, any such termination and replacement could disrupt the Company's ability to manage its advertising operations for a period of time. In addition, to the extent that the Company encounters system failures or material difficulties in the operation of this system, the Company could be unable to deliver banner advertisements and sponsorships through its Web site. Any extended failure of, or material difficulties encountered in connection with, the Company's advertising management system may expose the Company to "make good" obligations with its advertisers, which, by displacing saleable advertising inventory, among other consequences, would reduce revenues and have a material adverse effect on the Company's business, results of operations and financial condition.

     There can be no assurance that current advertisers will continue to purchase advertising space and services from the Company at current levels or at all, or that impressions sufficient to generate revenues will be achieved, or that the Company will be able to successfully attract additional advertisers. Furthermore, with the rapid growth of available advertising inventory on the Internet and the intense competition among sellers of advertising space, it is difficult to project pricing models that will be adopted by the industry or individual companies. The Company's ability to generate significant advertising revenues will depend, in part, on the ability of the Company to leverage additional platforms within its community for new advertising programs without diluting the perceived value of its existing programs. Moreover, "filter" software programs that limit or remove advertising from a Web user's desktop are available; widespread adoption or increased use of such software by users could have a material adverse effect upon the viability of advertising on the Web and on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be successful in generating significant future advertising revenues or other source of revenues, and any failure to do so would have a material adverse effect on the Company's business, results of operations and financial condition.

MANAGEMENT OF GROWTH AND RELATIONSHIPS; BRIEF TENURE OF MANAGEMENT; DEPENDENCE ON KEY PERSONNEL

     The Company has experienced and may continue to experience rapid growth, which has placed, and could continue to place, a significant strain on the Company's managerial, financial and operational resources. The Company is required to manage multiple relationships with various strategic partners, technology licensors, members, advertisers and other third parties. These requirements will be exacerbated in the event of further growth of the Company or in the number of third party relationships, and there can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that Company management will be able to manage any growth effectively. To effectively manage its potential growth, the Company must continue to implement and improve its operational, financial and management information systems and to expand, train and manage its employee base. As of September 30, 1998, the Company had grown to 190 full-time employees from 70 on September 30, 1997, and the Company anticipates that the number of its employees will increase significantly in the next 12 months. The Company has recently hired a substantial number of its existing executive officers to establish a management infrastructure to manage the potential growth of its business, including its Chief Executive Officer (May 1998), Chief Financial and Chief Operating Officer (November 1997), Vice President, Advertising Sales (September
1997), Vice President, Finance (March 1998), Vice President, Marketing (May
1998), Vice President, Business Development (May 1998) and Vice President, Human Resources (June 1998). In certain cases, these executives replaced existing executive officers, but in all other cases were added to fill newly-created positions in response to the Company's expanding operations. These individuals have not previously worked together and are in the process of integrating as a management team, and there can be no assurance that they will be able to work together effectively or successfully manage any growth experienced by the Company. Certain of the Company's new executives lack experience in an Internet industry environment and, accordingly, there can be no assurance that they will quickly adapt to the Internet marketplace. In addition, the majority of the Company's sales personnel have recently joined the Company, and there can be no assurance that they will be successful in increasing the Company's level of sales.

     The Company's performance is substantially dependent on the performance of its executive officers and other key employees. The Company does not currently have "key person" life insurance policies on any of its employees, other than on David Bohnett, the Company's Chairman and founder. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, results of operations and financial condition of the Company. Competition for senior management, experienced media sales and marketing personnel, qualified Web engineers and other employees is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The Company has experienced difficulty from time to time in hiring and retaining the personnel necessary to support the growth of its business, and there can be no assurance that the Company will not experience similar difficulty in the future. The failure of the Company to successfully manage its personnel requirements would have a material adverse effect on the Company's business, results of operations and financial condition.

INTENSE COMPETITION

     The market for members, visitors and Internet advertising is new and rapidly evolving, and competition for members, visitors and advertisers is intense and is expected to increase significantly in the future. Barriers to entry are relatively insubstantial. The Company believes that the principal competitive factors for companies seeking to create community on the Internet are critical mass, functionality, brand recognition, member affinity and loyalty, broad demographic focus and open access for visitors. Other companies who are primarily focused on creating Web-based community on the Internet are Tripod, Inc., a subsidiary of Lycos, Inc. ("Tripod/Lycos"), Angelfire Communications ("Angelfire"), Xoom, Inc. ("Xoom"), theglobe.com ("theglobe") and Excite, Inc. ("Excite"). The

Company will likely also face competition in the future from Web directories, search engines, shareware archives, content sites, commercial online service providers ("OSPs"), sites maintained by Internet service providers ("ISPs") and other entities that attempt to or establish communities on the Internet by developing their own community or acquiring one of the Company's competitors. In addition, the Company could face competition in the future from traditional media and other companies, a number of which, including Disney, CBS, NBC and AT&T have recently made significant acquisitions and/or announcements in this area. Further, there can be no assurance that the Company's competitors and potential competitors will not develop communities that are equal or superior to those of the Company or that achieve greater market acceptance than the Company's community. The Company also competes for visitors with many Internet content providers and ISPs, including Web directories, search engines, shareware archives, content sites, commercial online services and sites maintained by Internet service providers, as well as thousands of Internet sites operated by individuals and government and educational institutions. These competitors include free information, search and content sites or services, such as America Online, Inc. ("AOL"), CNET, Inc. ("CNET"), CNN/Time Warner, Inc. ("CNN/Time Warner"), Excite, Infoseek Corporation ("Infoseek"), Lycos, Inc. ("Lycos"), Netscape Communications Corporation ("Netscape"), Microsoft Corporation ("Microsoft") and Yahoo! Inc. ("Yahoo!") some of whom, such as Yahoo! and Lycos, may also have relationships with GeoCities. The Company also competes with the foregoing companies, as well as traditional forms of media such as newspapers, magazines, radio and television, for advertisers and advertising revenues. The Company believes that the principal competitive factors in attracting advertisers include the amount of traffic on its Web site, brand recognition, customer service, the demographics of the Company's members and viewers, the Company's ability to offer targeted audiences and the overall cost-effectiveness of the advertising medium offered by the Company. The Company believes that the number of Internet companies relying on Web-based advertising revenue will increase substantially in the future. Accordingly, the Company will likely face increased competition, resulting in increased pricing pressures on its advertising rates which could in turn have a material adverse effect on the Company's business, results of operations and financial condition.

     Many of the Company's existing and potential competitors, including Web directories and search engines and large traditional media companies, have longer operating histories in the Web market, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company. Such competitors are able to undertake more extensive marketing campaigns for their brands and services, adopt more aggressive advertising pricing policies and make more attractive offers to potential employees, distribution partners, commerce companies, advertisers and third-party content providers. There can be no assurance that Internet content providers and ISPs, including Web directories, search engines, shareware archives, sites that offer professional editorial content, commercial online services and sites maintained by ISPs will not be perceived by advertisers as having more desirable Web sites for placement of advertisements. In addition, substantially all of the Company's current advertising customers and strategic partners also have established collaborative relationships with certain of the Company's competitors or potential competitors, and other high-traffic Web sites. Accordingly, there can be no assurance that the Company will be able to grow its membership base, traffic levels and advertiser customer base at historical levels or retain its current members, traffic levels or advertiser customers, or that competitors will not experience greater growth in traffic than the Company as a result of such relationships which could have the effect of making their Web sites more attractive to advertisers, or that the Company's strategic partners will not sever or will elect not to renew their agreements with the Company. There can also be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on the Company's business, results of operations and financial condition.

RISK OF CAPACITY CONSTRAINTS; SYSTEM FAILURES; TECHNOLOGICAL RISKS

     The performance of the Company's server and networking hardware and software infrastructure is critical to the Company's business and reputation and its ability to attract Web users, advertisers, new members and commerce partners to the Company's Web site. Any system failure that causes an interruption in service or a decrease in responsiveness of the Company's Web site could result in less traffic on the Company's Web site and, if sustained or repeated, could impair the Company's reputation and the attractiveness of its brand name. The Company maintains redundant systems for all critical operational areas. If necessary, connectivity through a failed router or switch can be restored via one of the hot standby systems maintained on site. Moreover, the Company maintains redundant application servers and databases to ensure full functionality in the event of a system failure.

Disk storage is configured to survive multiple drive failures without risk of data loss. To ensure backup and restoration of all production data, the Company's system is comprised of several dedicated servers and tape libraries with the capacity to backup the Web site every 24 hours. Backup media is rotated into offsite archives to ensure data integrity should catastrophic events occur on site. The Company maintains business interruption insurance to provide coverage due to systems failures which it believes is adequate for its operations.

     The Company entered into a one-year Web-hosting agreement with Exodus Communications, Inc. ("Exodus") in November 1997. This agreement is automatically renewed for subsequent one-year terms unless either party provides notice at least 90 days prior to the expiration of any term. Pursuant to the agreement, Exodus provides and manages power and environmentals for the Company's networking and server equipment. Exodus also provides site connectivity to the Internet via multiple DS-3 and OC-3 links on a 24 hour-a-day, seven days per week basis. In the event that the Company's Internet connectivity is interrupted due to reasons within Exodus' reasonable control, Exodus must in general provide the Company with additional access at no charge. Under the terms of the agreement, Exodus does not, however, guarantee that the Company's Internet access will be uninterrupted, error-free or completely secure. Any disruption in the Internet access provided by Exodus or any failure of the Company's server and networking systems to handle current or higher volumes of traffic could have a material adverse effect on the Company's business, results of operations and financial condition. An increase in the use of the Company's Web site could strain the capacity of its systems, which could lead to slower response time or system failures. Slowdowns or system failures adversely affect the speed and responsiveness of the Company's Web site and would diminish the experience for the Company's members and visitors and reduce the number of impressions received by advertisers, and, thus, could reduce the Company's advertising and commerce revenues. The ability of the Company to provide effective Internet connections or of its systems to manage substantially larger numbers of customers at higher transmission speed is as yet unknown, and, as a result, the Company faces risks related to its ability to scale up to its expected customer levels while maintaining superior performance. If GeoCities' usage of bandwidth increases, GeoCities will need to purchase additional servers and networking equipment and rely more heavily on its equipment and on Exodus and its services to maintain adequate data transmission speeds, the availability of which may be limited or the cost of which may be significant.

     The successful delivery of the Company's services is also dependent in substantial part upon the ability of Exodus and the Company to protect GeoCities' servers and network infrastructure against damage from human error, fire, flood, power loss, telecommunications failure, sabotage, intentional acts of vandalism and similar events. In addition, substantially all of the Company's servers and network infrastructure are located in Northern California, an area susceptible to earthquakes, which also could cause system outages or failures if one should occur. Despite precautions taken by and planned to be taken by the Company and Exodus, the occurrence of other natural disasters or other unanticipated problems at their respective facilities could result in interruption in the services provided by the Company or significant damage to GeoCities' equipment. Despite the implementation of network security measures by the Company, its servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering. The occurrence of any of these events could result in interruptions, delays or cessations in service, which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company's reputation and the GeoCities brand could be materially and adversely affected.

     The market in which the Company competes is characterized by rapidly changing technology, evolving industry standards, frequent new product and service announcements and enhancements and changing customer demands. Accordingly, the Company's success will depend on its ability to adapt to rapidly changing technologies and industry standards, and its ability to continually improve the speed, performance, features, ease of use and reliability of its server and networking system in response to both evolving demands of the marketplace and competitive service and product offerings. Any failure to rapidly adapt in a changing environment would have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company continually strives to incorporate new technology into its Web site for the benefit of its members, visitors and advertising and commerce partners. Introducing new technology into the Company's systems involves numerous technical challenges, substantial amounts of personnel resources and often times takes many months to complete. There can be no assurance that the Company will be successful at integrating such technology into its Web site on a timely basis or without degrading the responsiveness and speed of its Web site or that, once integrated, such technology will function as expected.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

 GENERAL

     The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, a number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governmental organizations, and it is possible that a number of laws or regulations may be adopted with respect to the Internet relating to such issues as user privacy, user screening to prevent inappropriate uses of the Internet by, for example, minors or convicted criminals, taxation, infringement, pricing, content regulation, quality of products and services and intellectual property ownership and infringement. The adoption of any such laws or regulations may decrease the growth in the use of the Internet, which could in turn decrease the demand for the Company's community, increase the Company's cost of doing business, or otherwise have a material adverse effect on the Company's business, results of operations and financial condition. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, copyright, trademark, trade secret, obscenity, libel and personal privacy is uncertain and developing. Any new legislation or regulation, or application or interpretation of existing laws, could have a material adverse effect on the Company's business, results of operations and financial condition. For example, although it was held unconstitutional, the Telecommunications Act of 1996 prohibited the transmission over the Internet of certain types of information and content. Other nations, including Germany and China, have taken actions to restrict the free flow of material on the Web deemed to be objectionable. In addition, although substantial portions of the Communications Decency Act (the "CDA") were held to be unconstitutional, there can be no assurance that similar legislation will not be enacted in the future, and it is possible that such legislation could expose the Company to substantial liability. Legislation like the CDA could also dampen the growth in use of the Web generally and decrease the acceptance of the Web as a communications and commercial medium, and could, thereby, have a material adverse effect on the Company's business, results of operations and financial condition. It is also possible that the Company's use of "cookies" to track demographic information and user preferences and to target advertising may become subject to laws limiting or prohibiting their use. A "cookie" is a bit of information keyed to a specific server, file pathway or directory location that is stored on a user's hard drive, possibly without the user's knowledge. A user is generally able to remove cookies. Germany, for example, has imposed laws limiting the use of cookies, and a number of Internet commentators, advocates and governmental bodies in the United States and other countries have urged the passage of laws limiting or abolishing the use of cookies. Limitations on or elimination of the Company's use of cookies could limit the effectiveness of the Company's targeting of advertisements, which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, a number of legislative proposals have been made at the federal, state and local level that would impose additional taxes on the sale of goods and services over the Internet and certain states have taken measures to tax Internet-related activities. Moreover, it is likely that, once such moratorium is lifted, some type of federal and/or state taxes will be imposed upon Internet commerce, and there can be no assurance that such legislation or other attempts at regulating commerce over the Internet will not substantially impair the growth of commerce on the Internet and, as a result, adversely affect the Company's opportunity to derive financial benefit from such activities. In addition to the foregoing areas of recent legislative activities, several telecommunications carriers are currently seeking to have telecommunications over the Web regulated by the Federal Communications Commission (the "FCC") in the same manner as other telecommunications services. For example, America's Carriers Telecommunications Association has filed a petition with the FCC for this purpose. In addition, because the growing popularity and use of the Web have burdened the existing telecommunications infrastructure and many areas with high Web use have begun to experience interruptions in phone service, local telephone carriers have petitioned the FCC to regulate ISPs and OSPs in a manner similar to long-distance telephone carriers and to impose access fees on the ISPs and OSPs. If either of these petitions is granted, or the relief sought therein is otherwise granted, the costs of communicating on the Web could increase substantially, potentially slowing growth in use of the Web, which could in turn decrease demand for the Company's services or increase the Company's cost of doing business.

     Due to the global nature of the Web, it is possible that, although transmissions by the Company over the Internet originate primarily in the State of California, the governments of other states and foreign countries might attempt to regulate the Company's transmissions or prosecute the Company for violations of their laws. There can be no assurance that violations of local laws will not be alleged or charged by state or foreign governments, that the Company might not unintentionally violate such laws or that such laws will not be modified, or new laws enacted, in the future. Any of the foregoing developments could have a material adverse effect on the Company's business, results of operations and financial condition.

     In addition, as the Company's services are available over the Internet in multiple states and foreign countries, such jurisdictions may claim that the Company is required to qualify to do business as a foreign corporation in each such state or foreign country. The Company is qualified to do business only in California and New York, and failure by the Company to qualify as a foreign corporation in a jurisdiction where it is required to do so could subject the Company to taxes and penalties and could result in the inability of the Company to enforce contracts in such jurisdictions. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to the Company's business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company's "GeoRewards" affinity program, which entitles Homesteaders to receive GeoPoints and GeoTickets redeemable for merchandise, such as T-shirts, books, music or other merchandise, also exposes the Company to certain additional risks and expenses including, without limitation, those related to compliance with consumer protection laws, loss of customer data, disputes over redemption procedures and rules, product liability, sales taxation and liabilities associated with any failure in the performance by participating merchants.

 FEDERAL TRADE COMMISSION INVESTIGATION

     See "Legal Proceedings."

 LIABILITY FOR INFORMATION RETRIEVED FROM THE WEB

     Because materials may be downloaded by members and other users of the Company's Web site and subsequently distributed to others, there is a potential that claims will be made against the Company for defamation, negligence, copyright or trademark infringement, personal injury or other theories based on the nature, content, publication and distribution of such materials. Such claims have been brought, and sometimes successfully pressed, against OSPs for example in the past. The Company has received inquiries on a regular basis from third parties regarding such matters, all of which have been resolved to date without any payments or other material adverse effect on the Company. In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could impact the overall growth of Internet use. The Company could also be exposed to liability with respect to the offering of third-party content that may be accessible through the Company's Web site, or through content and materials that may be posted by members on their personal Web sites or chat rooms, or bulletin boards offered by the Company. Such claims might include, among others, that by directly or indirectly hosting the personal Web sites of third parties, the Company is liable for copyright or trademark infringement or other wrongful actions by such third parties through such Web sites. It is also possible that if any third-party content information provided on the Company's Web site contains errors, third parties could make claims against the Company for losses incurred in reliance on such information. The Company also offers e-mail services, which expose the Company to potential risk, such as liabilities or claims resulting from unsolicited e-mail (spamming), lost or misdirected messages, illegal or fraudulent use of e-mail or interruptions or delays in e-mail service. Even to the extent that such claims do not result in liability to the Company, the Company could incur significant costs in investigating and defending against such claims. The imposition on the Company of potential liability for information carried on or disseminated through its systems could require the Company to implement measures to reduce its exposure to such liability, which may require the expenditure of substantial resources and limit the attractiveness of the Company's services to members and users. The Company also enters into agreements with commerce partners and sponsors under which the Company is in general entitled to receive a share of any revenue from the purchase of goods and services through direct links from the Company's Web site. Such arrangements may expose the Company to additional legal risks and uncertainties, including potential liabilities to consumers of such products and services by virtue of the Company's involvement in providing access to such products or services, even if the Company does not itself provide such products or services. While the Company's agreements with these parties often provide that the Company will be indemnified against such liabilities, there can be no assurance that such indemnification, if available, will be adequate. Although the Company carries general liability insurance, the Company's insurance may not cover all potential claims to which it is exposed or may not be adequate to indemnify the Company for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could impact the overall growth of Internet use.

RISKS ASSOCIATED WITH BRAND DEVELOPMENT

     The Company believes that establishing and maintaining the GeoCities brand is a critical aspect of its efforts to attract and expand its member base, Web traffic and advertising and commerce relationships, and that the importance of brand recognition will increase due to the growing number of Internet sites and the low barriers to entry. In order to attract and retain members, Internet users, advertisers and commerce partners, and to promote and maintain the GeoCities brand in response to competitive pressures, the Company intends to increase substantially its financial commitment to creating and maintaining distinct brand loyalty among these groups, including through traditional media advertising campaigns in print, radio, billboards and television. Promotion and enhancement of the GeoCities brand will also depend, in part, on the Company's success in providing a high-quality community experience, which success cannot be ensured. If the Company does not generate a corresponding increase in revenues as a result of its branding efforts or otherwise fails to promote its brand successfully, or if the Company incurs excessive expenses in an attempt to promote and maintain its brand, the Company's business, results of operations and financial condition, will be materially and adversely affected. If members, visitors to the GeoCities Web site, advertisers or businesses do not perceive the Company's existing services to be of high quality, or if the Company introduces new services or enters into new business ventures that are not favorably received by such parties, the value of the Company's brand could be diluted, thereby decreasing the attractiveness of its Web site to such parties.

SECURITY RISKS

     The Company has experienced attempts by experienced programmers or "hackers" to penetrate the Company's network security, some of which have succeeded, and expects these attempts to continue to occur from time to time. To date, none of this activity has had a material adverse effect on the Company's business, results of operations or financial condition. A party who is able to penetrate the Company's network security could misappropriate proprietary information or cause interruptions in the Company's Web site. In addition, in offering certain payment services through its GeoShops program, the Company could become increasingly reliant on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as customer credit card numbers. Advances in computer capabilities, discoveries in the field of cryptography and other discoveries, events, or developments could lead to a compromise or breach of the algorithms that the Company's licensed encryption and authentication technology uses to protect such confidential information. If such a compromise or breach of the Company's licensed encryption authentication technology occurs, it could have a material adverse effect on the Company's business, results of operations and financial condition. The Company may be required to expend significant capital and resources to protect against the threat of such security, encryption and authentication technology breaches or to alleviate problems caused by such breaches. Concerns over the security of Internet transactions and the privacy of users may also inhibit the growth of the Internet generally, particularly as a means of conducting commercial transactions. Security breaches or the inadvertent transmission of computer viruses could expose the Company to a risk of loss or litigation and possible liability. There can be no assurance that contractual provisions attempting to limit the Company's liability in such areas will be successful or enforceable, or that other parties will accept such contractual provisions as part of the Company's agreements, which could have a material adverse effect on the Company's business, results of operations and financial condition.

RELIANCE ON INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     The Company regards its technology as proprietary and attempts to protect it by relying on trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. The Company currently has no patents or patents pending and does not anticipate that patents will become a significant part of the Company's intellectual property in the foreseeable future. The Company also generally enters into confidentiality or license agreements with its employees and consultants, and generally controls access to and distribution of its documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's proprietary information without authorization or to develop similar technology independently. The Company pursues the registration of its service marks in the United States and internationally, and has applied for and obtained the registration in the United States for a number of its service marks, including "GeoCities." Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which the Company's services are distributed or made available through the Internet, and policing unauthorized use of the Company's proprietary information is difficult.

     Legal standards relating to the validity, enforceability and scope of protection of certain proprietary rights in Internet-related businesses are uncertain and still evolving, and no assurance can be given as to the future viability or value of any proprietary rights of the Company or other companies within this market. There can be no assurance that the steps taken by the Company will prevent misappropriation or infringement of its proprietary information. Any such infringement or misappropriation, should it occur, could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention and could have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, there can be no assurance that the Company's business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against the Company. From time to time, the Company has been, and expects to continue to be, subject to claims in the ordinary course of its business including claims of alleged infringement of the trademarks, service marks and other intellectual property rights of third parties by the Company and the content generated by its members. Although such claims have not resulted in any significant litigation or had a material adverse effect on the Company's business to date, such claims and any resultant litigation, should it occur, might subject the Company to significant liability for damages and might result in invalidation of the Company's proprietary rights and even if not meritorious, could be time consuming and expensive to defend and could result in the diversion of management time and attention, any of which might have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company currently licenses from third parties certain technologies incorporated into the Company's Web site. As the Company continues to introduce new services that incorporate new technologies, it may be required to license additional technology from others. There can be no assurance that these third-party technology licenses will continue to be available to the Company on commercially reasonable terms, if at all. The inability of the Company to obtain any of these technology licenses could result in delays or reductions in the introduction of new services or could adversely affect the performance of its existing services until equivalent technology could be identified, licensed and integrated. See "Business--Intellectual Property and Proprietary Rights."

DEPENDENCE ON CONTINUED GROWTH IN THE USE OF THE INTERNET; DEPENDENCE ON WEB INFRASTRUCTURE

     The Company's future success is substantially dependent upon continued growth in the use of the Internet and the Web in order to support the sale of advertising on the Company's Web site and in the acceptance and volume of commerce transactions on the Internet. There can be no assurance that the number of Internet users will continue to grow or that commerce over the Internet will become more widespread. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced services are subject to a high level of uncertainty. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including lack of acceptable security technologies, lack of access and ease of use, congestion of traffic, inconsistent quality of service and lack of availability of cost-effective, high-speed service, potentially inadequate development of the necessary infrastructure, excessive governmental regulation, uncertainty regarding intellectual property ownership or timely development and commercialization of performance improvements, including high-speed modems.

     The success of the GeoCities Web site will depend in large part upon the continued development of a Web infrastructure, such as a reliable network backbone with the necessary speed, data capacity and security, and timely development of complementary products such as high speed modems for providing reliable Web access and services. Because global commerce and online exchange of information on the Web and other similar open wide area networks are new and evolving, it is difficult to predict with any assurance whether the Web will support increasing use or will prove to be a viable commercial marketplace. The Web has experienced, and is expected to continue to experience, significant growth in the number of users and the amount of content. To the extent that the Web continues to experience increased numbers of users, frequency of use or increased bandwidth requirements of users, there can be no assurance that the Web infrastructure will continue to be able to support the demands placed on it by this continued growth or that the performance or reliability of the Web will not be adversely affected by this continued growth. In addition, the Web could lose its viability or effectiveness due to delays and the development or adoption of new standards and protocols to handle increased levels of activities or due to increased government regulation. There can be no assurance that the infrastructure or complementary products or services necessary to make the Web a viable commercial marketplace will be developed, or, if they are developed, that the Web will achieve broad acceptance. If the necessary infrastructure standards, protocols or complementary products, services or facilities are not developed, or if the Web does not become a viable commercial marketplace, the Company's business, results of operations and financial condition will be materially and adversely affected. Even if such infrastructure, standards or protocols or complementary products, services or facilities are developed and the Web becomes a viable commercial marketplace, there can be no assurance that the Company will not be required to incur substantial expenditures in order to adapt its services to changing Web technologies, which could have a material adverse effect on the Company's business, results of operations and financial condition.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS AND EXPANSION

     A part of the Company's strategy is to develop the GeoCities community model in international markets. There can be no assurance that the Internet, the Web or the Company's community model will become widely accepted in any international markets. The Company has developed and operates with SOFTBANK Corporation of Japan ("SOFTBANK"), GeoCities Japan Corporation ("GeoCities Japan"), a joint venture that is 40% owned by GeoCities. The Company has not generated a material amount of revenue from its ownership interest in GeoCities Japan to date. The Company has only limited experience in developing this localized version of its community model and will be relying heavily on the efforts and abilities of SOFTBANK in such venture. In addition, the Company expects that the success of any additional foreign operations it initiates in the future will also be substantially dependent upon local partners. In November 1998, the Company announced that it would be opening an office in London to focus on its international expansion. If revenues from international ventures are not adequate to cover the investments in such activities, the Company's business, results of operations and financial condition could be materially and adversely affected. The Company may experience difficulty in managing international operations as a result of difficulty in locating an effective foreign partner, competition, technical problems, distance and language and cultural differences, and there can be no assurance that the Company or its international partners will be able to successfully market and operate the Company's community model in foreign markets. The Company also believes that in light of substantial anticipated competition, it will be necessary to move quickly into international markets in order to effectively obtain market share, and there can be no assurance that the Company will be able to do so. There are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, trade barriers, difficulties in staffing and managing foreign operations, fluctuations in currency exchange rates, longer payment cycles in general, problems in collecting accounts receivable, difficulty in enforcing contracts, political and economic instability, seasonal reductions in business activity in certain other parts of the world and potentially adverse tax consequences. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, results of operations and financial condition.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

     The Company currently anticipates that the net proceeds of its initial public offering, together with its existing line of credit and available funds will be sufficient to meet its anticipated needs for working capital and capital expenditures for at least the next 12 months. The Company may need to raise additional funds in the future in order to fund more aggressive brand promotions and more rapid expansion, to develop newer or enhanced services, to respond to competitive pressures or to acquire complementary businesses, technologies or services. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the rights of the Company's Common Stock. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or not available on acceptable terms, the Company may not be able to fund its expansion, promote its brand names as the Company desires, take advantage of unanticipated acquisition opportunities, develop or enhance services or respond to competitive pressures. Any such inability could have a material adverse effect on the Company's business, results of operations and financial condition.

RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS

     As part of its business strategy, the Company expects to review acquisition prospects that would complement its existing business, augment the distribution of its community or enhance its technological capabilities. Other than the definitive agreement to purchase Starseed, the Company currently has no agreements with respect to any material acquisitions. The Company may, however, make acquisitions of complementary businesses, products or technologies in the future although there can be no assurance that the Company will be able to locate suitable acquisition opportunities. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, large and immediate write-offs, the incurrence of debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could materially and adversely affect the Company's results of operations. Furthermore, acquisitions entail numerous risks and uncertainties, including difficulties in the assimilation of operations, personnel, technologies, products and the information systems of the acquired companies, diversion of management's attention from other business concerns, risks of entering geographic and business markets in which the Company has no or limited prior experience and potential loss of key employees of acquired organizations. The Company has not made any material acquisitions in the past. No assurance can be given as to the ability of the Company to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future, and the failure of the Company to do so could have a material adverse effect on the Company's business, results of operations and financial condition.

YEAR 2000 COMPLIANCE

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Compliance."

POSSIBLE VOLATILITY OF STOCK PRICE

     The trading price of the Company's Common Stock could be subject to wide fluctuations in response to variations in the Company's quarterly results of operations, the gain or loss of significant advertisers, changes in earnings estimates by analysts, announcements of technological innovations or new solutions by the Company or its competitors, general conditions in the technology and Internet sectors and in Internet-related industries, and other events or factors, many of which are beyond the Company's control. In addition, the stock market in general and the technology and Internet sectors in particular have recently experienced extreme price and volume fluctuations which have affected the market price for many companies in industries similar or related to that of the Company and which have been unrelated to the operating performance of these companies. These market fluctuations, as well as general economic, political and market conditions, may have a material adverse effect on the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such companies. Such litigation, if instituted, and irrespective of the outcome of such litigation, could result in substantial costs and a diversion of management's attention and resources and have a material adverse effect on the Company's business, results of operations and financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Not applicable.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In September 1997, GeoCities received a letter from the Federal Trade Commission (the "FTC") requesting that GeoCities voluntarily produce certain information regarding GeoCities' collection and use of personal identifying information. GeoCities produced the requested information as well as certain supplemental information in late 1997. In February 1998, the FTC staff sent a draft complaint and draft consent order to GeoCities. At that time, the FTC staff indicated that, if approved by the FTC, an administrative suit would be brought against GeoCities alleging that it had violated Section 5(a) of the Federal Trade Commission Act (the "FTC Act") by engaging in unfair and deceptive practices in connection with the Company's collection and use of personal identifying information obtained from individuals, including children. The FTC staff also offered to settle the matter under the terms contained in the draft consent order.

     After receiving the draft complaint and draft consent order, GeoCities and the FTC staff engaged in settlement discussions. As a result of these discussions, on June 11, 1998, the Company and FTC staff attorneys executed the Proposed Consent Order which is subject to final FTC approval following a period of public comment which ended October 19, 1998, to settle the matter. The Proposed Consent Order resolves the FTC's allegations (which are contained in a revised draft complaint to be filed by the FTC with the Proposed Consent Order) that the Company: (i) disclosed to third parties personal identifying information collected in its member application process contrary to what had been represented to consumers by the Company; (ii) implied that there was an affiliation between the Company and a children's club operated by a GeoCities Community Leader such that children provided personal identifying information to the club believing they were disclosing the information to GeoCities and (iii) failed to disclose to consumers (including the parents of children) how the Company would use the personal identifying information it collected from those consumers and children. Under the Proposed Consent Order, GeoCities would be required to: (i) cease and desist from the allegedly deceptive practices in the future and (ii) establish certain procedures to: (a) give adequate notice to consumers regarding GeoCities' information collection and disclosure practices;
(b) provide consumers with the ability to have GeoCities delete their personal identifying information from GeoCities' database; (c) more clearly identify its affiliation (or lack thereof) with third parties which may collect information or sponsor activities on GeoCities; and (d) obtain express parental consent prior to collecting and using personal identifying information obtained from children under 13 years of age. By the terms of the Proposed Consent Order, GeoCities would not admit any of the allegations contained in the complaint, nor would it be required to make any monetary payment to the FTC or consumers.

     Although the Proposed Consent Order requires that the Company take specific actions, including those outlined above, GeoCities has been and remains committed to protecting the privacy rights of all consumers (and, in particular children) on the Internet. As part of its ongoing efforts to enhance the protection of the privacy of its members, the Company has consulted and worked with industry self-regulation groups and has implemented or intends to implement programs designed to enhance the protection of the privacy of its members, including children. Such programs include: (i) publishing a comprehensive, multi-screen, privacy statement that is accessible from many places on the Company's Web site, including the GeoCities home page and new member application form; (ii) revamping the new member application form to make the questions clearer to consumers; (iii) enhancing its training program for Community Leaders; (iv) suspending certain e-mail marketing programs of an affiliate and confirming that the affiliate had never sent e- mails to individuals based on the representation included in the application form; (v) altering its rules to expressly forbid third parties from collecting information in connection with promotions for any purpose other than to fulfill the promotion; (vi) instructing companies that received information from the Company regarding children under 13 to cease use of such information; (vii) making changes to the content that appears on the Company's Web site, such as warnings to children not to give out personal information, and removing inappropriate advertising and promotions from GeoCities' children and family-oriented "Enchanted Forest" neighborhood and
(viii) requiring that individuals under 13 involve their parents in the process of applying for a free membership in GeoCities. To confirm the adequacy of its disclosure practices in the area of information collection and use, the Company submitted its privacy statement to TRUSTe, an industry self-regulation group. TRUSTe has certified such statement as an accurate representation to consumers of GeoCities' information collection practices. The Company has also joined the Online Privacy Alliance.

     The Proposed Consent Order has been preliminarily approved by the FTC, but remains subject to final approval by the FTC after a period of public comment which ended on October 19, 1998. There can be no assurance that the Proposed Consent Offer ultimately will be approved by the FTC. If the Proposed Consent Order is not approved by the FTC and the FTC ultimately decides to file suit, the Company intends to vigorously defend itself against the FTC's allegations. If the FTC files suit, there can be no assurance that the FTC will not make additional allegations against the Company or seek more extensive relief than the relief sought by the Proposed Consent Order, or that any subsequent settlement, or other relief ultimately obtained by the FTC will not exceed the relief contained in the Proposed Consent Order. If more extensive relief is obtained by the FTC, there can be no assurance that it will not have a material adverse effect on the Company's business, results of operations or financial condition.

     On August 14, 1998, a lawsuit was filed against the Company in Los Angeles County Superior Court involving GeoCities' collection and use of personal identifying information (Hyatt v. GeoCities). The complaint in this case follows the FTC draft complaint without alleging any new facts. This case involves a single cause of action for the alleged violation of California Business and Professions Code Section 17200 ("Section 17200") and seeks an injunction, disgorgement of any profits obtained as a result of the alleged improper activity, and attorneys' fees. The Company filed an answer to this lawsuit on September 17, 1998.

     On September 30, 1998, an additional case was filed against the Company in Los Angeles County Superior Court related to the same activity (Wormly v. GeoCities et. al.). The complaint in this case also follows the FTC draft complaint and alleges no new facts. This suit purports to be a class action and alleges causes of action for the violation of Section 17200 and California Business and Professions Code Section 17500, fraud, unjust enrichment, negligent misrepresentation and invasion of privacy. This suit seeks injunction, disgorgement of any profits obtained as a result of the alleged improper activity, unspecified damages, and attorneys' fees. The Company intends to file a response to the complaint in this case in the near future.

     Based on the Company's analysis of these lawsuits and given the fact that they involve the same set of circumstances that are covered in the FTC matter, the Company believes that the allegations contained in the two complaints are without merit and intends to defend these actions vigorously.

     The Company, in the normal course of business, is subject to various other legal matters. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of these other matters will not have a material adverse effect on the Company's business, results of operations or financial condition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) SALES OF UNREGISTERED SECURITIES. During the three months ended September 30, 1998, following the exercise of options to purchase shares of Common Stock that had been granted under the Company's 1998 Stock Incentive Plan by 10 employees and consultants, the Company issued an aggregate of 31,760 shares of Common Stock for an aggregate purchase price of approximately $18,000. All of such sales of Common Stock were made pursuant to the exemption from the registration requirements of the Securities Act afforded by Rule 701 promulgated under the Securities Act.

     In July 1998, the Company entered into a Technology Purchase and Sale Agreement (the "Purchase Agreement") pursuant to which the Company acquired certain Web-page development technology (the "Technology"). Under the terms of the Purchase Agreement, in partial consideration for the Technology, the Company issued the seller 35,294 shares of its Common Stock. The offer and sale of those shares was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof or Regulation D promulgated thereunder.

     (d) USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES. On August 14, 1998, the Company completed an initial public offering of its Common Stock, $0.001 par value. The managing underwriters in the offering were Goldman, Sachs & Co., Donaldson, Lufkin & Jenrette and Hambrecht & Quist (the "Underwriters"). The shares of Common Stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-56659) that was declared effective by the SEC on August 10, 1998. The offering commenced on August 11, 1998. All 4,750,000 shares of Common Stock registered under the Registration Statement were sold at a price of $17.00 per share. The Underwriters also exercised an overallotment option of 712,500 shares on August 11, 1998. All 712,500 overallotment shares were sold at a price of $17.00 per share. The aggregate price of the offering amount registered and sold was $92,862,500. In connection with the offering, the Company paid an aggregate of $6,500,375 in underwriting discounts and commissions to the Underwriters. In addition, the following table sets forth the other material expenses incurred in connection with the offering.

             SEC registration fee                                      $   68,000
             NASD filing fee                                                8,000
             Nasdaq National Market listing fee                           105,000
             Printing and engraving expenses                              366,000
             Legal fees and expenses                                      568,000
             Accounting fees and expenses                                 550,000
             Consulting fees and expenses                                  40,000
             Blue Sky fees and expenses                                     5,000
             Roadshow and travel expenses                                 100,000
             Transfer Agent and Registrar fees                             15,000
             Miscellaneous                                                 23,000
                                                                       ----------
                 Total                                                 $1,848,000
                                                                       ==========

     After deducting the underwriting discounts and commissions and the offering expenses described above, the Company received net proceeds from the Offering of approximately $84,514,000. As of September 30, 1998, the Company has used the net proceeds from its initial public offering of Common Stock of the Company to invest in interest bearing investment grade instruments and has used its previously existing cash balances to fund the general operations of the Company. The proceeds from the initial public offering will be used for investments in the GeoCities community site, including enhancements to the Company's server and networking infrastructure and the functionality of its Web site and general corporate purposes, including working capital, expansion of its sales and marketing capabilities and brand-name promotions. The Company may also use a portion of such proceeds for acquisitions of complementary businesses, services and technology. None of the Company's net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company.

     In November 1998, the Company announced that it had entered into a definitive agreement to acquire Starseed. In connection with such acquisition, the Company will pay $2.0 million in cash as part of the purchase price for all of the outstanding stock and options of Starseed.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     As of July 12, 1998, in a Written Consent of the Shareholders of the Company, a majority of the holders of the then outstanding shares of Common Stock of the Company (which majority included all of the holders of the Preferred Stock of the Company, voting on an as converted basis) approved the adoption of the 1998 Stock Incentive Plan, including the reservation of 2,300,000 shares of Common Stock thereunder, and the adoption of the Employee Stock Purchase Plan, Including the reservation of 300,000 shares of Common Stock thereunder.

     As of July 20, 1998, in a Written Consent of the Shareholders of the Company, a majority of the holders of the outstanding shares of Common Stock of the Company (which majority included all of the holders of the Preferred Stock of the Company, voting on an as converted basis) approved a two-for-one stock split of each issued and outstanding share of Common Stock and Preferred Stock of the Company, an increase in the number of authorized shares of Common Stock and Preferred Stock and the Amendment to the Restated Articles of Incorporation to reflect such stock split.

     As of July 31, 1998, in a Written Consent of the Stockholders of the Company, a majority of the holders of the then outstanding shares of Common Stock of the Company (which majority included all of the holders of the Preferred Stock of the Company, voting on an as converted basis) approved the Amendment of the Certificate of Incorporation of the Company, and the Amended and Restated Bylaws of the Company, and adopted the form of indemnification agreements for the Company's directors and certain designated officers of the Company.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a).  EXHIBITS

           EXHIBIT
           NUMBER    DESCRIPTION

           27.1      Financial Data Schedule

     (b).  REPORTS ON FORM 8-K

           None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GEOCITIES



November 16, 1998                       /s/ STEPHEN L. HANSEN
                                        ---------------------------------
                                        Stephen L. Hansen
                                        Chief Operating Officer and Chief
                                        Financial Officer (Principal Financial
                                        and Accounting Officer)