Form 10-Q/A
period 1998-09-30
GEOCITIES
filed 1999-02-25
CIK 1062777

   As Filed with the Securities and Exchange Commission on February 25, 1999


                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________________ to _________________

Commission File No. 0-22815

                                   GEOCITIES
           --------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


          STATE OF DELAWARE                           95-4515867
  ---------------------------------      ------------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)


         4499 Glencoe Avenue
      Marina del Rey, California                         90292
----------------------------------------           -----------------
(Address of principal executive offices)               (Zip code)


      Registrant's telephone number, including area code: (310) 827-3700


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

                                   GEOCITIES
                                   FORM 10-Q/A
                                     INDEX


                                                                                        PAGE NUMBER
                                                                                        -----------
PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements (restated)                                                      1

         Balance Sheets at September 30, 1998 (unaudited)
         and December 31, 1997                                                                1

         Unaudited Statements of Operations for the Three and Nine
         Month Period Ended September 30, 1998 and 1997                                       2

         Unaudited Statements of Cash Flows for the Nine Month
         Period Ended September 30, 1998 and 1997                                             3

         Notes to Unaudited Financial Statements                                              4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                           6

Item 3.  Qualitative and Quantitative Disclosure about Market Risk                           27


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

Item 3.  Defaults Upon Senior Securities                                                   II-3

Item 4.  Submission of Matters to a Vote of Security Holders                               II-3

Item 5.  Other Information                                                                 II-4

Item 6.  Exhibits and Reports on Form 8-K                                                  II-4

         A.  Exhibits
         B.  Reports on Form 8-K

Signatures

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                   GEOCITIES

                                 BALANCE SHEETS

                                                                                 SEPTEMBER 30,       DECEMBER 31,
                                                                                      1998               1997
                                                                                      ----               ----
                                                                                  (unaudited)
                                       ASSETS
Current assets:
  Cash and cash equivalents...................................................    $ 83,341,000       $  3,785,000
  Short-term investments......................................................      16,566,000                  -
  Accounts receivable, net....................................................       3,254,000          1,206,000
  Prepaids and other current assets...........................................         820,000            403,000
  Subscription receivable.....................................................               -         25,000,000
                                                                                  ------------       ------------
    Total current assets......................................................     103,981,000         30,394,000

  Property and equipment, net.................................................       5,787,000          1,216,000
  Deposits....................................................................         938,000            613,000
  Other assets................................................................         506,000            645,000
                                                                                  ------------       ------------
    Total assets..............................................................    $111,212,000       $ 32,868,000
                                                                                  ============       ============
                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Accounts payable............................................................    $    555,000       $  1,036,000
  Accrued expenses............................................................       3,960,000          2,289,000
  Deferred revenue............................................................         567,000            225,000
  Capital lease obligations, current portion..................................       1,109,000            393,000
                                                                                  ------------       ------------
    Total current liabilities.................................................       6,191,000          3,943,000

  Capital lease obligations, net of current portion...........................       1,023,000            183,000
  Related party note payable..................................................         677,000            651,000
                                                                                  ------------       ------------
                                                                                     7,891,000          4,777,000
Commitments and contingencies

Mandatory redeemable convertible preferred stock..............................               -         38,137,000

Stockholders' equity (deficiency):
  Common stock................................................................          31,000             49,000
  Additional paid-in capital..................................................     135,769,000          2,966,000
  Unearned deferred compensation..............................................      (8,735,000)          (660,000)
  Accumulated deficit.........................................................     (23,744,000)       (12,401,000)
                                                                                  ------------       ------------
    Total stockholders'equity (deficiency)....................................     103,321,000        (10,046,000)
                                                                                  ------------       ------------
    Total liabilities and stockholders'equity (deficiency)....................    $111,212,000       $ 32,868,000
                                                                                  ============       ============

   The accompanying notes are an integral part of these financial statements.

                                   GEOCITIES

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                      SEPTEMBER 30,
                                                                       1998           1997                1998            1997
                                                                       ----           ----                ----            ----
Net revenues.....................................................  $ 5,290,000     $ 1,271,000        $ 10,833,000     $ 2,903,000
Cost of revenues.................................................    2,240,000       1,382,000           6,070,000       2,803,000
                                                                   -----------     -----------        ------------     -----------
     Gross profit (loss).........................................    3,050,000        (111,000)          4,763,000         100,000
Operating expenses:
  Sales and marketing............................................    4,410,000       1,289,000           9,559,000       3,419,000
  Product development............................................    1,293,000         264,000           2,556,000         701,000
  General and administrative.....................................    2,243,000         649,000           5,315,000       1,922,000
                                                                   -----------     -----------        ------------     -----------
Loss from operations.............................................   (4,896,000)     (2,313,000)        (12,667,000)     (5,942,000)
Other income (expense):
  Interest income................................................      843,000          38,000           1,414,000         169,000
  Interest expense...............................................      (36,000)        (33,000)            (90,000)        (95,000)
                                                                   -----------     -----------        ------------     -----------
     Net loss....................................................   (4,089,000)     (2,308,000)        (11,343,000)     (5,868,000)

Accretion on redeemable convertible preferred stock..............     (229,000)       (156,000)         (1,604,000)       (549,000)
                                                                   -----------     -----------        ------------     -----------
Net loss applicable to common stockholders.......................  $(4,318,000)    $(2,464,000)       $(12,947,000)    $(6,417,000)
                                                                   ===========     ===========        ============     ===========
Historical:
  Basic and diluted net loss per share applicable to
   common stockholders...........................................  $     (0.19)    $     (0.94)       $      (1.36)    $     (2.45)

  Weighted average shares outstanding used in per-share
   calculation...................................................   22,152,000       2,617,000           9,514,000       2,617,000

Proforma:
  Basic and diluted net loss per share...........................  $     (0.14)    $     (0.12)       $      (0.42)    $     (0.29)
  Weighted average shares outstanding used
   in per-share calculation......................................   29,562,000      19,994,000          26,804,000      19,994,000

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



1.  ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

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

Restatement
-----------

In February 1999, the Company restated its financial statements for the years ended December 31, 1997 and 1996, and the three and nine month periods ended September 30, 1998 and 1997 to reflect accretion on its mandatory redeemable convertible preferred stock. The effect of this restatement was to increase the historical basic and diluted loss per share attributable to common shareholders from $(0.18) to $(0.19) and $(0.88) to $(0.94) and from $(1.19) to $(1.36) and
$(2.24) to $(2.45) for the three month and nine month periods ended September 30, 1998 and 1997, respectively. The restatement had no impact on previously reported proforma basic and diluted net loss per share for the three and nine month periods ended September 30, 1998 and 1997. This restatement also had the following effects:

                                                                             December 31, 1997
                                                                -------------------------------------------
                                                                As Previously Reported          As Restated
Series A, B, C, D, E and F Mandatory Redeemable
Convertible Preferred Stock                                           $37,200,000               $ 38,137,000
                                                                      -----------               ------------

Additional paid-in Capital                                            $ 3,903,000               $  2,966,000
                                                                      -----------               ------------

Total Shareholders' Equity (Deficiency)                               $(9,109,000)              $(10,046,000)
                                                                      -----------               ------------

This restatement does not affect previously reported net loss and cash flows for each of the nine month and three month periods ended September 30, 1998 or 1997, respectively. As more fully described in Note 2 of Notes to the Financial Statements upon the closing of the Company's initial public offering in August 1998, all of the mandatory redeemable preferred stock converted into common stock and ceased accruing dividends; no previously accrued dividends were required to be paid.


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


3.  LEGAL PROCEEDINGS

See "Legal Proceedings."


4.  COMPUTATION OF NET LOSS PER SHARE

Earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Pro forma net loss per share for all periods presented, assumes that the Common Stock issuable upon conversion of the outstanding Mandatory Redeemable Convertible Preferred Stock had been outstanding during each such period. The effect of outstanding stock options is excluded from the calculation of diluted net loss per share as their inclusion would be antidilutive.


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

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a).  EXHIBITS

           EXHIBIT
           NUMBER    DESCRIPTION

           27.1      Financial Data Schedule

     (b).  REPORTS ON FORM 8-K

           None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GEOCITIES



February 24, 1999                       /s/ STEPHEN L. HANSEN
                                        ---------------------------------
                                        Stephen L. Hansen
                                        Chief Operating Officer and Chief
                                        Financial Officer (Principal Financial
                                        and Accounting Officer)