Form 10-K
period 1998-12-31
GEOCITIES
filed 1999-03-31
CIK 1062777

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 1998

    OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from         to

                        Commission file number 0-24735

                                   GEOCITIES
            (Exact name of Registrant as Specified in Its Charter)

                               ----------------

                  Delaware                                       95-4515867
        (State or Other Jurisdiction                          (I.R.S. Employer
      of Incorporation or Organization)                     Identification No.)

             4499 Glencoe Avenue Marina del Rey, California 90292

      Registrant's Telephone Number, Including Area Code: (310) 827-3700

       Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:

                                       Name of each exchange
      Title of each class               on which registered
      -------------------            --------------------------
      Common Stock, $.001 par value  The Nasdaq National Market

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of February 28, 1999 the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $1,118,212,200 (based upon the closing price for shares of the registrant's common stock as reported by The National Market System of the National Association of Securities Dealers Automated Quotation System on that date). Shares of common stock held by each officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  As of March 5, 1999, there were 32,353,796 shares of GeoCities common stock outstanding.

  Documents Incorporated by Reference: None

                The table of exhibits filed appears at page 50.

================================================================================

                                   GEOCITIES

                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----

                                    PART I.
ITEM 1.BUSINESS...........................................................   1
ITEM 1A.RISK FACTORS......................................................  10
ITEM 1B.SUBSEQUENT EVENTS.................................................  23
ITEM 2.PROPERTIES.........................................................  25
ITEM 3.LEGAL PROCEEDINGS..................................................  25
ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................  27

                                    PART II.

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS.........................................................  28
ITEM 6.SELECTED CONSOLIDATED FINANCIAL DATA...............................  30
ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS...........................................  31
ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........  35
ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................  36
ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE............................................  36

                                   PART III.

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................  37
ITEM 11.EXECUTIVE COMPENSATION............................................  42
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....  47
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................  49

                                    PART IV.

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..  50

  This Annual Report on Form 10-K, including information incorporated herein by reference, contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as "projects," "believes," "anticipates," "plans," "expects," "intends," and similar words and expressions are intended to identify forward-looking statements. Although GeoCities believes that such forward-looking statements are reasonable, it cannot assure you that such expectations will prove to be correct. Important language regarding factors that could cause actual results to differ materially from such expectations are disclosed herein including, without limitation, in the "Risk Factors" beginning on page 10. All forward-looking statements attributable to GeoCities are expressly qualified in their entirety by such language. GeoCities does not undertake any obligation to update any forward-looking statements.

                                    PART I

ITEM 1. BUSINESS

Overview

  GeoCities offers the world's largest and one of the fastest growing communities of personal web sites on the Internet. GeoCities pioneered the first large-scale, web-based community for Internet users to express themselves, share ideas, interests and expertise, and publish content accessible to other users with common interests. The mainstay of GeoCities' community is its "homesteaders," Internet users who create their own personal web sites or "homesteads" in themed "neighborhoods" on the GeoCities web site. These neighborhoods provide:

  . a context for web users to publish content, to share experiences and ideas with other users and to access a centralized and easy-to-navigate destination for user-published content; and

  . a compelling and attractive environment for advertisers, sponsors and e-commerce merchants.

The GeoCities Solution

  GeoCities pioneered the first large-scale, web-based community for Internet users to express themselves, share ideas, interests and expertise and publish content accessible to other users with common interests. GeoCities was founded on the belief that affinity to the web occurs when users relate personally to their online experience, and the more active users are in the creation of that experience, the more personal the experience becomes. To attract members to its community, GeoCities established a service enabling Internet users to create their own web sites in themed "neighborhoods" within GeoCities' web site.

  Since its inception, GeoCities has become the world's largest and fastest growing communities of personal web sites on the Internet. With thousands of homesteaders joining each day, the GeoCities community has grown from approximately 10,000 homesteads in October 1995 to over 3.2 million in December 1998. Homesteaders have created an estimated 32 million pages of personalized content, attracting over approximately 19 million unique visitors to, and generating over 1.6 billion page views on, the GeoCities community, according to Media Metrix and Nielson I/Pro reports prepared for GeoCities in December 1998. GeoCities was the third most trafficked web site on the Internet in December 1998, according to Media Metrix and, based on this information, GeoCities believes it was the most popular community of personal web sites on the Internet in 1998.

  GeoCities believes that its success to date is attributable to its focus on four distinct constituents: (a) homesteaders, (b) web visitors, (c) advertisers and sponsors, and (d) e-commerce partners and merchants. This focus is highlighted by the following distinguishing characteristics of the GeoCities community:

 Large Web-Based Community with Broad Range of Neighborhoods

  Homesteaders are able to join one of 41 themed GeoCities neighborhoods, which are organized topically, based on themes associated with well-known places. By providing this broad range of neighborhoods for homesteaders, GeoCities fosters a virtual "greenhouse" for a wide range of individual self-expression and interaction. Web users interested in finance and investing, for example, homestead in and create content for WallStreet, and those interested in politics homestead in and support CapitolHill. Moreover, as the Internet's largest community of personal web sites, GeoCities offers on average over 80,000 homesteads within each of its neighborhoods, providing homesteaders with the critical mass and platform to interact with and be recognized by others.

 Active Ownership and Community Participation

  GeoCities encourages active participation in its community and offers a number of programs to increase levels of participation. When homesteaders first apply to join a GeoCities neighborhood, they agree to abide by the GeoCities community guidelines. Homesteaders also agree to begin creation of their web sites within three weeks of joining a GeoCities neighborhood or relinquish their homesteads. Additionally, GeoCities welcomes suggestions from its homesteaders and implements those ideas that it believes will improve the community. As a result, GeoCities' homesteaders develop a keen sense of personal involvement in and ownership of the GeoCities community, and actively encourage others to join and participate.

  Homesteaders seeking greater involvement in their neighborhoods are given the opportunity to join the active ranks of 41 community liaisons and over 1,800 community leaders. The community liaison and community leaders within each neighborhood welcome new homesteaders, provide assistance to other homesteaders, and actively provide GeoCities with suggestions for improvements and monitor sites. GeoCities believes that the greater the involvement of GeoCities' homesteaders, the greater the loyalty and affinity of those homesteaders to the GeoCities site, and the more successful the GeoCities community.

 Focus on Continually Improving the Member Experience

  GeoCities continually strives to improve the online experience of its members. Homesteaders are provided free of charge with disk space for personal web sites, web-page publishing and communication tools to create their own fully customized, multimedia-rich content and e-mail, chat and bulletin board services. Members are offered a variety of opportunities to participate in commercial activities, including GeoCities' affiliates program with major merchants. GeoCities also offers premium memberships for homesteaders who want more utilities, disk space and a personal URL (Uniform Resource Locator that determines the particular location of a web page on the Internet). GeoCities holds a monthly conference call with its community liaisons in order to proactively determine what improvements and suggestions are important to the community. By supplementing this call with a weekly newsletter for community leaders, GeoCities maintains close interaction with its community on issues and suggestions of a broader group of homesteaders. In addition, GeoCities offers a comprehensive online help function and encourages volunteerism among its community leaders and liaisons and other homesteaders in helping their GeoCities neighbors.

 Intuitive Means of Finding Personalized Content

  While Internet users can generally find web content aggregated by subject area, aggregated user-created content is much more challenging to find. GeoCities' topical categorization of user-created content provides visitors with a central online site for quickly accessing a critical mass of an estimated 32 million pages of personalized content. Given their strong affinity for their homesteads and the GeoCities community, homesteaders actively promote their web sites throughout the Internet with hyperlinks located on other individual sites as well as through listings on Internet directories and search engines, thereby resulting in millions of visitors from the Internet at large.

 Unique Personalized Community Environment for Advertising and Commerce

  Online communities of members with common interests and demographics constitute attractive opportunities for advertisers and e-commerce merchants seeking to promote and sell their products and services online. The combination of GeoCities' unique community context, intuitive topical organization, high volumes of traffic and homesteaders' desire for commerce opportunities and acceptance of the role of advertising in the community provides an attractive platform for targeted and cost-effective web advertising and web commerce.

The GeoCities Strategy

  GeoCities' objective is to be the world's leading member-created online community for people on the web. GeoCities' strategies to achieve this objective include:

 Focus on Homesteader Growth and Affinity

  GeoCities intends to continue to increase the number of its homesteaders and concentrate on member affinity to maintain its position as a leading community of personal web sites. GeoCities intends to continue to grow its membership base by:

  .introducing additional classes of membership that appeal to a broader range of Internet users;

  .offering easier-to-use web-page publishing tools;

  . allowing homesteaders to easily create and enhance personal web sites, including the integration of e-commerce opportunities and GeoCities' affiliates program;

  . promoting GeoCities as a destination point on the web by augmenting its existing distribution alliances; and

  . launching brand-name promotional campaigns to drive both growth in membership and traffic to its members' personal web sites.

  In addition, GeoCities intends to introduce more value-added member services and strengthen and expand the number of affinity programs and affiliate management tools that it offers, including GeoCities' GeoRewards affinity program. Similar to airline frequent-flyer bonus point programs, the GeoRewards affinity program is designed to reward homesteaders with points based on their level of participation, which they can later redeem for discounts on purchases within the GeoCities community. GeoCities believes that its focus on the needs of its homesteaders and enhancing their experience within the GeoCities community will produce continued growth in, and foster loyalty among, its membership base. GeoCities believes that a large and growing base of committed homesteaders organized on a contextual basis provides advertisers and e-commerce merchants with an attractive market to target promotion and sales of their products and services, thereby creating advertising and commerce revenue opportunities for GeoCities.

 Continue to Enhance Site Functionality and Performance

  GeoCities believes continually providing homesteaders and visitors with greater functionality and performance is critical to its continued leadership. GeoCities continually improves its user interface to facilitate the presentation of member-generated content in an intuitive topical format. In 1998, GeoCities integrated third-party news and editorial content into its site, allowing side-by-side interaction of personal and professionally published content. In January 1999, GeoCities entered into an agreement with Be Free, Inc. to provide affiliate management tools and services to homesteaders who participate in GeoCities' affiliates program. GeoCities will also continue to provide its members with web-page publishing and communication tools to enhance the community experience. GeoCities believes that continually-enhancing site functionality and performance foster homesteader and visitor growth and affinity to the GeoCities community, thereby providing GeoCities with a platform to attract more advertisers and revenue sharing relationships and to expand GeoCities' fee-generating premium membership services.

 Establish New Strategic Alliances

  GeoCities has formed a number of strategic relationships intended to increase traffic and memberships of both partners. GeoCities has also formed four premier commerce relationships with Amazon.com for books,

CDnow for compact discs, First USA for credit cards and Surplus Direct/Egghead for software and computer hardware, making the products and services of these leading Internet vendors available throughout the GeoCities community. These relationships provide an opportunity for GeoCities to receive monthly payments and share in any ongoing revenue streams from sales of products and services by these partners. GeoCities intends to seek additional strategic relationships with commerce and distribution partners in the future.

 Expand Globally

  GeoCities believes that the anticipated growth of Internet usage internationally presents significant opportunities to extend GeoCities globally. GeoCities is focused on establishing the GeoCities community and brand in Japan, a market which, according to Jupiter Communications, is second only to the United States in terms of Internet use. Accordingly, GeoCities has entered into a joint venture with SOFTBANK to form GeoCities Japan, which is 40% owned by GeoCities. GeoCities intends to pursue additional opportunities for international expansion. GeoCities believes that the introduction of localized GeoCities web communities in international markets will present many of the same opportunities for advertising and commerce revenue as those in the United States.

 Build Multiple Revenue Streams

  GeoCities' large and growing web community offers a scaleable business platform from which it plans to generate revenue from multiple sources, including advertising, commerce and premium membership service fees. GeoCities intends to achieve its revenue objectives by:

  . increasing its advertising revenues through expansion of its customer base, increasing the rates GeoCities charges advertisers by continuing to improve its ability to contextually target advertisements, increasing its page views, increasing the average size and length of its advertising contracts, increasing the number of its direct sales representatives and continuing to invest in improving ad serving and ad targeting technology;

  . expanding its revenue-sharing commerce relationships and GeoCities' relationships with third-party content providers that pay GeoCities for access to the GeoCities web site;

  . offering its GeoShops program, which is designed to provide an effective means for small and home business owners to leverage the reach of the Internet through a commercial presence within the GeoCities community;

  . expanding the number and scope of its fee-based premium membership services; and

  . developing a program that will allow merchants to sell their products through homesteaders who select the products and earn commissions from sales that occur via such homesteaders' web sites.

Homesteading on GeoCities

  GeoCities distinguishes itself from other web sites by offering homesteaders a diverse range of neighborhoods and a critical mass of neighbors with whom to interact. GeoCities also promotes active homesteader participation through its member-focused editorial philosophy--millions of personal web pages created and maintained by the community members themselves--providing Internet users with a platform for contributing their talents and ideas, meeting and interacting with others with similar interests and creating their own "home on the web." Supporting the editorial efforts of its homesteaders are approximately 74 GeoCities employees dedicated exclusively to community organization, content management and community interaction. GeoCities provides disk space, powerful web-page publishing tools, customer support, high-speed, high-quality site performance and e-mail, chat and bulletin-board services, all free of charge.

  GeoCities emphasizes a sense of responsibility among community members by leveraging the characteristics of the web that users find most attractive-- connection, expression, communication, entertainment and utility. GeoCities' homesteaders abide by the community values--respect for the individual, open and honest communication, encouragement of ethical behavior and respect for diverse points of view--reflected in GeoCities' content guidelines and rules of conduct. GeoCities appeals to people's interest in others by inviting users to move in, meet their neighbors, share ideas, communicate, shop, check e-mail and join its growing community.

How Homesteaders Join

  GeoCities' 41 themed neighborhoods--virtual communities of people with common interests--are based on familiar themes and provide web users with a place to connect on the Internet. Homesteading is analogous to moving to a new community, picking a neighborhood to live in and designing and building a new home to reflect one's own style and tastes. Each homesteader is able to join the neighborhood that most closely matches his or her interests. For example, homesteaders interested in music join and contribute to SunsetStrip and those interested in wine support NapaValley. Homesteading in the GeoCities community is designed to be easy and fun. After choosing a neighborhood, homesteaders find a vacant address, fill out an application, move-in and commence developing their personal web site. Homesteaders agree to abide by the community guidelines and begin construction of their home within three weeks of moving into a neighborhood. The homesteading experience makes a user's online experience expressive, interactive and personal.

Participating in the GeoCities Community

  After joining a neighborhood, homesteaders are encouraged to become active in the community. Members can interact with their neighbors, support community building initiatives, participate in chat sessions with their neighbors and collaborate on editorial content. GeoCities believes that the more homesteaders participate, the more attachment they feel to the community and the higher the quality of their content. Homesteaders seeking greater involvement apply to become community leaders and community liaisons. GeoCities currently has over 1,800 community leaders, who are elected by homesteaders, and 41 community liaisons, who represent a neighborhood and are elected by community leaders. The community leaders and community liaisons are highly valued community builders who greet and assist new homesteaders, mentor other homesteaders, coordinate neighborhood activities, interface with GeoCities' in-house editorial staff and work to foster core community values. GeoCities intends to introduce additional community leadership positions in the future to increase levels of community participation. GeoCities also encourages greater homesteader involvement through its GeoRewards affinity program. Homesteaders accrue bonus points based on their level of participation which they can later redeem for discounts on purchases within the GeoCities community.

How to Surf the GeoCities Community

  GeoCities believes that it provides users surfing the web with a comprehensive, high-quality concentration of personal web sites on the Internet. GeoCities strives to improve its site for such users by continually upgrading the look and feel of its web site to provide easier navigation of and to direct greater levels of traffic to homesteaders' web sites. GeoCities' user interface presents the GeoCities web site to visitors in a topical format to facilitate the aggregation of categories of interests. This format allows easier and more intuitive access to content on the GeoCities web site and enhances the integration of homesteaders' content with GeoCities' e-mail, chat, bulletin-board services and selected third-party content such as news and editorial feeds from Reuters, Women.com and ZDNet.

Advertising, Commerce and Premium Services

 Advertising

  GeoCities has built a direct sales organization located in New York, San Francisco and Los Angeles, which is dedicated to maintaining close relationships with top advertisers and leading advertising agencies nationwide. GeoCities' direct sales organization is organized regionally and is focused solely on selling advertising on the GeoCities web site. GeoCities' sales organization consults regularly with advertisers and agencies on design and placement of their web-based advertising, provides customers with advertising measurement analysis and focuses on providing a high level of customer service and satisfaction.

  Currently, advertisers and advertising agencies enter into short-term agreements, on average two to three months, pursuant to which they receive a guaranteed number of impressions for a fixed fee. Advertising in GeoCities currently consists primarily of banner-style advertisements that are prominently displayed at the top of pages on a rotating basis throughout the GeoCities community, including members' personal web sites. From each banner advertisement, viewers can hyperlink directly to the advertiser's own web site, thus providing the advertiser an opportunity to directly interact with an interested customer. GeoCities' standard cost per thousand impressions ("CPM") for banner advertisements currently ranges from $25 to $50, depending upon location of the advertisement and the extent to which it is targeted for a particular audience. Discounts from standard CPM rates may be provided for higher volume, longer-term advertising contracts.

  GeoCities intends to increase its advertising revenues by focusing on a number of key strategies, including expanding its advertising customer base, increasing the CPM it charges advertisers by continuing to improve its ability to contextually target advertisements, increasing page views, increasing the average size and length of its advertising contracts, increasing the number of its direct sales representatives and continuing to invest in improving ad serving and ad targeting technology.

  GeoCities also offers special sponsorship and promotional advertising programs, such as contests, sampling and couponing opportunities to build brand awareness, generate leads and drive traffic to an advertiser's site. GeoCities also sells sponsorships of special interest pages where topically focused content is aggregated on a permanent area within a neighborhood. GeoCities has also recently entered into relationships with third-party Internet content providers, many of whom pay GeoCities for integrating their content within the GeoCities community. GeoCities will also seek to expand its third-party content-provider relationships.

  GeoCities has derived a substantial majority of its revenues to date from the sale of advertisements. For the years ended December 31, 1997 and 1998, advertising revenues represented 90.6% and 89.6%, respectively, of GeoCities' net revenues.

  During 1997 and 1998, GeoCities' four largest customers accounted for approximately 29% and 23%, respectively, of GeoCities' net revenues. No customer accounted for more than 10% of GeoCities' net revenues during 1998. One customer accounted for 12% of GeoCities' net revenues during 1997.

 Commerce Partners

  GeoCities believes that web commerce fits naturally into GeoCities' community model. Through web commerce, GeoCities partners with merchants and service providers to integrate their products and services into the GeoCities community, making them available for sale to GeoCities' homesteaders and visitors. In its premier commerce arrangements, GeoCities generally receives a fixed monthly fee and a share of the proceeds from any online sales. In addition, certain of GeoCities' premier commerce partners pay GeoCities fees for homesteader participation in vendor-sponsored sales programs after a minimum level of participation has been achieved. To date, GeoCities has entered into four premier alliances with commerce partners that are given access to GeoCities' community platform and are provided with premier banner and other space in permanent locations on select community web pages. These premier commerce arrangements typically have one-year terms and, subject to the payment of certain fees, are renewable at the option of GeoCities' commerce partners.

  GeoCities has established premier commerce relationships with the following entities:

  . Amazon.com providing GeoCities' homesteaders and visitors with the opportunity to purchase books throughout GeoCities' web site;

  . CDnow providing GeoCities' homesteaders and visitors with the opportunity to purchase compact discs and other music-related items;

  . Surplus Direct/Egghead providing GeoCities' members and visitors with the opportunity to purchase software and computer hardware; and

  . First USA providing GeoCities' members and visitors with an opportunity to apply for a First USA credit card.

 GeoShops

  In March 1998, GeoCities introduced GeoShops, its member-focused web commerce solution designed to provide a range of services which commerce-enable homesteaders' personal web sites. Homesteaders are able to choose between two GeoShops options: (1) for a $24.95 monthly fee, GeoShops allows GeoCities members to sell products and services from their personal web sites within the GeoCities community and (2) for a set-up fee of $195, a $0.55 per transaction fee and an additional monthly fee of $99.95, GeoCities provides homesteaders with a transaction authentication and processing solution for their web-based businesses. With its GeoShops program, GeoCities enables home-based businesses to leverage a fast, effective, easy-to-use program for commerce, and GeoCities intends to actively promote this service in the future.

 GeoPlus

  In addition to its free services, GeoCities offers a fee-based premium service for its homesteaders. For a fee of $4.95 per month, GeoCities' GeoPlus service provides enhanced web-page publishing tools for creating more robust content, a personalized URL and up to 25 megabytes of disk space for homesteaders' personal web sites. GeoCities intends to introduce additional features and premium service levels to appeal to a broader range of homesteaders. GeoCities does not generate revenues from general Internet access or subscription fees.

Web Rings

  In December 1998, GeoCities acquired Starseed, Inc., and has since operated Starseed's business through a wholly-owned subsidiary named WebRing, Inc. Web rings permit people with personal web sites to create topically specific groups. New members join a web ring by placing navigation bars on their pages that allow visitors to click from site to site within the ring. Ringmasters oversee the recruiting of new web ring members and maintain the ring's coherence. GeoCities is currently undertaking certain improvements to the WebRing technology to enhance its engineering capabilities and scalability.

Distribution Agreement with Yahoo!

  In December 1997, GeoCities entered into a one-year distribution relationship with Yahoo! which was renewed for a subsequent one-year term, subject to the right of either party to terminate the relationship at the end of any one-year term upon 90-days' notice. In connection with the distribution agreement, Yahoo! also made a minority equity investment in GeoCities. As of December 31, 1998, Yahoo! held 2.1% of GeoCities' outstanding capital stock. This agreement was designed to increase traffic and memberships of both parties in addition to offering GeoCities' homesteaders an array of free personalized member services on Yahoo!. Under the terms of the agreement, GeoCities agreed to provide its community-based, web services for free to registered users of Yahoo!. In addition, Yahoo! agreed to market GeoCities' branded personal publishing programs on select areas throughout Yahoo!, as well as provide a GeoCities-specific programming module on My Yahoo! for GeoCities' homesteaders. There are no minimum marketing or advertising requirements for either GeoCities or Yahoo! under the agreement. Please see "Subsequent Events" for additional information on the relationship between GeoCities and Yahoo!.

Infrastructure and Operations

  GeoCities has developed an open standard hardware and software system that is designed to be reliable and responsive. GeoCities' third-generation architecture is a scaleable system which includes over nine terabytes of raw disk space and supports over 290 million hits per day, has a peak bandwidth of over 550 megabits per second and transfers 3.0 terabytes of data each day. GeoCities provides its homesteaders and visitors with a robust content platform containing an estimated 32 million pages of user-created content that generated over 1.6 billion page views in December 1998, according to Nielson I/PRO.

  GeoCities provides an efficient, responsive user experience through network servers housed in Santa Clara, California, third-party and public domain server software optimized internally by GeoCities and internally developed tools and utilities. Requests for files to GeoCities are distributed to the appropriate servers using

Resonate Dispatch load distribution and balancing software. Member- generated content is stored on a redundant array of independent disks, is backed up to long-term tape storage devices on a daily basis and copied on a weekly basis to be stored offsite. User profile information is stored on multiple disk arrays using Informix Dynamic Server database software and backed up to long-term tape storage devices on a semi-hourly basis. GeoCities will continue to upgrade and expand its server and networking infrastructure in an effort to enhance its functionality and scalability.

  Site connectivity to the Internet is provided via multiple DS-3 and OC-3 links on a 24 hour-a-day, seven days per week basis by Exodus. Exodus also provides and manages power and environmentals for GeoCities' networking and server equipment. GeoCities manages and monitors its servers and network remotely from its headquarters in Marina del Rey, California. GeoCities strives to rapidly develop and deploy high-quality tools and features into its system without interruption or degradation in service. Any disruption in the Internet access provided by Exodus, or any interruption in the service that Exodus receives from other providers, or any failure of Exodus to handle higher volumes of Internet users to the GeoCities' site could have a material adverse effect on GeoCities' business, operating results, and financial condition.

Competition

  The market for members, visitors and Internet advertising and e-commerce opportunities is new and rapidly evolving, and competition for members, visitors and advertisers is intense and is expected to increase significantly in the future. Barriers to entry are relatively insubstantial. GeoCities believes that the principal competitive factors for companies seeking to create community on the Internet are critical mass, functionality, brand recognition, member affinity and loyalty, broad demographic focus and open access to visitors. Other companies that are primarily focused on creating web-based community on the Internet are America Online, Inc., Excite, Inc., Disney, Tripod, Inc., Angelfire Communications, Xoom, Inc. and theglobe.com.

  GeoCities will likely also face competition in the future from web directories, search engines, shareware archives, content sites, commercial online services, sites maintained by Internet service providers and other entities that attempt to or establish communities on the Internet by developing their own or purchasing one of GeoCities' competitors. In addition, GeoCities may face competition in the future from traditional media companies, a number of which, including Disney, CBS and NBC, have recently made significant acquisitions of or investments in Internet companies. Further, there can be no assurance that GeoCities' competitors and potential competitors will not develop communities that are equal or superior to those of GeoCities or that achieve greater market acceptance than GeoCities' community.

  GeoCities also competes for visitors with many Internet content providers and Internet service providers, including web directories, search engines, shareware archives, content sites, commercial online services and sites maintained by Internet service providers, as well as thousands of Internet sites operated by individuals and government and educational institutions. These competitors include free information, search and content sites or services, such as America Online, Inc., CNET, Inc., CNN/Time Warner, Inc., Excite, Inc., Infoseek Corporation, Lycos, Inc., Netscape Communications Corporation, Microsoft Corporation and Yahoo!, some of which, such as Yahoo! and Disney, owner of a significant interest in Infoseek, also have relationships with GeoCities. GeoCities also competes with the foregoing companies, as well as traditional forms of media such as newspapers, magazines, radio and television, for advertisers and advertising revenue. GeoCities believes that the principal competitive factors in attracting advertisers include the amount of traffic on its web site, brand recognition, customer service, the demographics of GeoCities' members and viewers, GeoCities' ability to offer targeted audiences and the overall cost-effectiveness of the advertising medium offered by GeoCities. GeoCities believes that the number of Internet companies relying on web-based advertising revenue will increase greatly in the future. In the past several months, a number of significant acquisitions of Internet companies have been announced, including:

  .  Disney's acquisition of a significant interest in Infoseek;

  .AOL's acquisition of Netscape;

  .  @Home Networks, Inc.'s acquisition of Excite, Inc.; and

  . USA Networks' and Ticketmaster Online-CitySearch, Inc.'s proposed combination of services with Lycos, Inc.

Accordingly, GeoCities will likely face increased competition, which will increase pricing pressures on its advertising rates, which could in turn have a material adverse effect on GeoCities' business, results of operations and financial condition.

  Many of GeoCities' existing and potential competitors, including web directories and search engines and large traditional media companies, have longer operating histories in the web market, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than GeoCities. Such competitors are able to undertake more extensive marketing campaigns for their brands and services, adopt more aggressive advertising pricing policies and make more attractive offers to potential employees, distribution partners, commerce companies, advertisers and third party content providers. There can be no assurance that Internet content providers and Internet service providers, including web directories, search engines, shareware archives, sites that offer professional editorial content, commercial online services and sites maintained by Internet service providers will not be perceived by advertisers as having more desirable web sites for placement of advertisements. In addition, substantially all of GeoCities' current advertising customers and strategic partners also have established collaborative relationships with certain of GeoCities' competitors or potential competitors, and other high-traffic web sites. Accordingly, there can be no assurance that GeoCities will be able to grow its memberships, traffic levels and advertiser customer base at historical levels or retain its current members, traffic levels or advertiser customers, or that competitors will not experience greater growth in traffic than GeoCities as a result of such relationships which could have the effect of making their web sites more attractive to advertisers, or that GeoCities' strategic partners will not sever or will elect not to renew their agreements with GeoCities. There can also be no assurance that GeoCities will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on GeoCities' business, results of operations and financial condition.

Intellectual Property and Proprietary Rights

  GeoCities regards its technology as proprietary and attempts to protect it by relying on trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. GeoCities currently has no patents or patents pending and does not anticipate that patents will become a significant part of GeoCities' intellectual property in the foreseeable future. GeoCities also generally enters into confidentiality or license agreements with its employees and consultants, and generally controls access to and distribution of its documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use GeoCities' proprietary information without authorization or to develop similar technology independently. GeoCities pursues the registration of its service marks in the United States and internationally, and has applied for and obtained the registration in the United States for a number of its service marks, including "GeoCities." Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which GeoCities' services are distributed or made available through the Internet, and policing unauthorized use of GeoCities' proprietary information is difficult.

  Legal standards relating to the validity, enforceability and scope of protection of certain proprietary rights in Internet-related businesses are uncertain and still evolving, and no assurance can be given as to the future viability or value of any proprietary rights of GeoCities or other companies within this market. There can be no assurance that the steps taken by GeoCities will prevent misappropriation or infringement of its proprietary information. Any such infringement or misappropriation, should it occur, might have a material adverse effect on GeoCities' business, results of operations and financial condition. In addition, litigation may be necessary in the future to enforce GeoCities' intellectual property rights, to protect GeoCities' trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention and could have a material adverse effect on GeoCities' business, results of operations and financial condition.

  Furthermore, there can be no assurance that GeoCities' business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against GeoCities. From time to time, GeoCities has been, and expects to continue to be, subject to claims in the ordinary course of its business including claims of alleged infringement of the copyrights, trademarks, service marks and other intellectual property rights of third parties by GeoCities and the content generated by its members. Although such claims have not resulted in significant litigation or had a material adverse effect on GeoCities' business to date, such claims and any resultant litigation, should it occur, might subject GeoCities to significant liability for damages and might result in invalidation of GeoCities' proprietary rights and even if not meritorious, could be time consuming and expensive to defend and could result in the diversion of management time and attention, any of which might have a material adverse effect on GeoCities' business, results of operations and financial condition.

  GeoCities currently licenses from third parties certain technologies incorporated into GeoCities' web site, including a site license for its database software. GeoCities relies on the licensed software under this site license to manage the storage and retrieval of homesteader information, including homesteader names, e-mail addresses, passwords and usage information. This site license remains in effect until it is terminated by either party. The site license also terminates in certain other circumstances, including in the event of a breach by either party. Although GeoCities believes that it could obtain an alternative site license for its database software should this site license terminate for any reason, any such termination would have a disruptive effect on GeoCities' ability to manage the storage and retrieval of homesteader information for a period of time.

  As GeoCities continues to introduce new services that incorporate new technologies, it may be required to license additional technology from others. There can be no assurance that these third-party technology licenses will continue to be available to GeoCities on commercially reasonable terms, if at all. The inability of GeoCities to obtain any of these technology licenses could result in delays or reductions in the introduction of new services or could adversely affect the performance of its existing services until equivalent technology could be identified, licensed and integrated.

Employees

  As of December 31, 1998, GeoCities had 281 full-time employees, including 70 in marketing and sales, 40 in editorial, 38 in finance and administration and 133 in operations and support. GeoCities' future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. From time to time, GeoCities also employs independent contractors to support its research and development, marketing, sales and support and administrative organizations. GeoCities' employees are not represented by any collective bargaining unit, and GeoCities has never experienced a work stoppage. GeoCities believes its relations with its employees are good.

ITEM 1a. RISK FACTORS

  You should carefully consider the following risks in your evaluation of GeoCities. The risks and uncertainties described below are not the only ones facing GeoCities. Additional risks and uncertainties, including those risks set forth in "Subsequent Events" below, may also adversely impact and impair GeoCities' business. If any of the following risks actually occur, GeoCities' business, results of operations or financial condition would likely suffer. In such case, the trading price of GeoCities common stock could decline, and you may lose all or part of the money you paid to buy GeoCities common stock.

 Limited Operating History

  GeoCities was founded in December 1994 but did not begin generating advertising revenues until mid-1996. For 1997 and 1998, GeoCities generated revenues of $4.6 million and $18.4 million, respectively. Accordingly, it has a limited operating history upon which an evaluation of its current business and prospects can be based. In addition, GeoCities' revenue model is evolving and relies substantially upon the sale of advertising on its Web site. You must consider the risks, expenses and problems frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the Internet. These risks include GeoCities':

  .  ability to maintain and/or increase levels of traffic on its Web site;

  .  ability to continue to develop and extend the GeoCities brand;

  .  ability to meet its minimum obligations under advertising agreements;

  .  dependence on Internet users broadly accepting the community model;

  .  ability to attract new members or retain current members;

  .  dependence on homesteaders' acceptance of advertising on homesteads;

  . ability to generate significant Web-based commerce revenues or premium service revenues from GeoCities' members;

  .  ability to anticipate and adapt to the developing Internet market;

  . dependence on its server and networking systems and its ability to efficiently handle GeoCities' web traffic;

  . ability to achieve broad acceptance as an advertising and commercial medium;

  .  ability to effectively manage rapidly expanding operations;

  .  ability to identify, attract, retain and motivate qualified personnel;

  .  ability to maintain or achieve higher rates for advertising;

  .  dependence on the availability of the Internet;

  .  dependence on market prices for Web-based advertising;

  . ability to successfully integrate its operations with acquisitions or that the risks associated with acquisitions, including but not limited to expenses, fluctuations in amortization and write-downs of intangible assets, will materially adversely affect its business, results of operations and financial condition; and

  .  dependence on general economic conditions.

  Further risks facing GeoCities include:

  . the ability of competitors to introduce or develop different or more extensive communities by direct and indirect competitors, particularly in light of the fact that many of such competitors are much larger and have greater financial, technical and marketing resources than GeoCities;

  . reductions in market prices for Web-based advertising as a result of competition or other reasons; and

  .  changes in laws that adversely affect GeoCities' business.

  GeoCities cannot assure you that its business strategy will be successful or that it will be successful in addressing such risks. If its business strategy fails or if it fails to successfully address any of the above-mentioned risks, its failure could have a material adverse effect on GeoCities' business, results of operations and financial condition. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information on GeoCities' limited operating history.

 GeoCities May not Achieve Profitability; GeoCities Anticipates Continued
Losses

  As of December 31, 1998, GeoCities had an accumulated deficit of $32.2 million and has not achieved profitability on a quarterly or annual basis to date. Although its revenues have grown in recent quarters, and cannot assure you that it will ever achieve profitability or that its losses will not increase. If GeoCities ever does achieve profitability, it cannot assure you that it can sustain or increase profitability. If revenues grow slower than GeoCities anticipates, or if operating expenses exceed its expectations or cannot be adjusted accordingly, its business, results of operations and financial condition will be materially and adversely affected.

  The extent of GeoCities' losses will depend, in part, on its ability to increase revenues from advertising, generate commerce activity on its web site and generate premium membership service fees. If the proposed merger with Yahoo! (please see "Subsequent Events") is not consummated, GeoCities' operating expenses would increase significantly, especially in the areas of sales and marketing and brand promotion. GeoCities' extremely limited operating history makes the prediction of future results of operations difficult, and, therefore, you should not rely on its recent revenue growth as any indication of its future revenue growth. GeoCities believes that period-to-period comparisons of its operating results are not meaningful and that you should not rely on the results for any period as an indication of its future performance.

 GeoCities' Quarterly Results Are Unpredictable and Subject to Significant Fluctuation

  GeoCities' operating results may vary significantly from quarter to quarter as a result of a variety of factors, many of which are outside of GeoCities' control. These factors include:

  .  demand for web-based advertising;

  .  acceptance of the web as a commerce medium;

  .  level of traffic on the GeoCities web site;

  .  advertising budgeting cycles of advertisers;

  . amount and timing of capital expenditures and other costs relating to the expansion of GeoCities' operations;

  . introduction of new or enhanced services by GeoCities or GeoCities' competitors;

  .  timing and number of new hires;

  . pricing changes for web-based advertising as a result of competition or otherwise;

  .  loss of a key advertising contract or relationship;

  .  types of advertisements sold by GeoCities;

  . engineering or development fees that may be paid in connection with adding new web site development and publishing tools; and

  .  incurrence of costs relating to future acquisitions.

  GeoCities may from time to time make pricing, service or marketing decisions or acquisitions that could have a material adverse effect on GeoCities' business, results of operations and financial condition.

 Advertising Revenue Is Seasonal

  GeoCities expects to continue to experience seasonality in its business. User traffic on GeoCities' web site decreases during the summer and year-end vacation and holiday periods. Additionally, seasonality may adversely affect GeoCities' advertising revenues during the first and third calendar quarters, as advertisers historically spend less during these periods. Because web-based advertising is an emerging market, additional seasonal and other patterns in web-based advertising may develop in the future as the market matures.

  As a result of GeoCities' limited operating history, GeoCities has limited meaningful historical financial data upon which to base planned operating expenses. Some of GeoCities' expenses are fixed, and some of GeoCities' expense levels are based, in part, on GeoCities' expectations as to future revenues from advertising, commerce revenue-sharing arrangements, premium membership service fees and GeoCities' anticipated growth in memberships. GeoCities cannot assure you that it will be able to accurately predict its revenues, particularly in light of the intense competition for the sale of web-based advertisements, revenue-sharing opportunities and new members, GeoCities' limited operating history and the uncertainty as to whether the web will be broadly accepted as an advertising and commerce medium. If GeoCities fails to accurately predict revenues in relation to fixed-expense levels, such failure could have a material adverse effect on GeoCities' business, results of operations and financial condition.

 GeoCities Relies on Short-Term Advertising Contracts and Revenue-Sharing Arrangements

  GeoCities derives substantially all of its revenues from the sale of advertising under short-term contracts, averaging one to two months in length. As a result, GeoCities' quarterly revenues and its operating results significantly depend on advertising revenues from contracts entered into within the quarter, and on GeoCities' ability to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

  To date, a significant portion of GeoCities' revenues in any given period has been derived from a small group of customers which generally changes from period to period. GeoCities expects this situation to continue in the future. No customer accounted for more than 10% of GeoCities' net revenues for 1998. GeoCities' four largest customers accounted for approximately 23% of GeoCities' net revenues during 1998. The cancellation or deferral of existing advertising or commerce contracts or the failure to obtain new contracts in any quarter could materially and adversely affect GeoCities' business, results of operations and financial condition for that quarter and future periods.

  GeoCities' advertising revenues are dependent upon the amount of traffic on the GeoCities web site. Accordingly, any significant shortfall in traffic on the GeoCities web site in relation to GeoCities' expectations or the expectations of existing or potential advertisers would have a material adverse effect on GeoCities' business, results of operations and financial condition. In addition, substantially all of GeoCities' advertising contracts require it to guarantee a minimum number of "impressions" or times that an advertisement appears in page views downloaded by users. If these minimum impressions are not met:

  . GeoCities could be required to provide credit for additional impressions;

  . GeoCities' ability to sell advertising to new or existing advertisers could be adversely affected; and

  .  GeoCities could be forced to reduce advertising rates.

  Even though advertising rates have been traditionally based on a guaranteed number of impressions, the intense competition in selling advertising on the web results in a wide variety of pricing models, rate quotes and advertising services, which makes it difficult to project future levels of advertising revenues and rates. GeoCities cannot predict which pricing models, if any, will achieve broad acceptance among advertisers. If GeoCities' advertising model fails to achieve broad market acceptance, GeoCities' business, results of operations and financial condition could be materially adversely affected.

  In addition to selling advertising, a key element of GeoCities' strategy is to generate revenues through revenue-sharing relationships with e-commerce partners. GeoCities currently has short-term agreements with four premier commerce partners: Amazon.com, CDnow, First USA and Egghead, Inc. Under the terms of these agreements, GeoCities agreed to limit the number of premier commerce partners on GeoCities' web site to four and to certain other restrictions. To date, GeoCities has not received a material amount of revenues under the revenue-sharing portions of these arrangements, and GeoCities cannot assure you that it ever will.

  Each of GeoCities' premier commerce partners has the option to renew its agreement with GeoCities, subject to the payment of certain renewal fees and rates. Furthermore, Egghead can terminate its agreement with GeoCities upon 30 days notice, subject to the payment of certain termination fees. GeoCities cannot assure you that any of its premier commerce partners will exercise their renewal right or that Egghead will not exercise its right to terminate its agreement with GeoCities. In addition, GeoCities' agreement with First USA, obligates it to generate a certain number of accepted credit-card applications. If GeoCities fails to generate such applications, it would likely be required to increase the amount of advertising GeoCities provides to First USA on the GeoCities web site. If GeoCities is required to do so, GeoCities' business, results of operations and financial condition could be materially adversely affected.

 GeoCities' Business Model Is Unproven and Relies on Members and Community Leader Volunteers

  GeoCities' business model depends on its ability to leverage the "community-based" platform to generate multiple revenue streams. This business model is unproven. To be successful, GeoCities must, among other things, develop and market products and services that achieve broad market acceptance by GeoCities' members, Internet advertisers, commerce vendors and Internet users. The success of the GeoCities business model depends to a great degree on GeoCities' members, including:

  .  content generation by GeoCities' members;

  .  grass-roots promotional efforts of GeoCities' members;

  . acceptance by GeoCities' members of advertising and other promotional programs of third parties and GeoCities, including GeoCities' watermark on homesteads; and

  . voluntary involvement of GeoCities' community leaders and liaisons to attract web users to the GeoCities web site and to reduce the demands on GeoCities' personnel.

 Reliance on Advertising Revenues; Unproven Acceptance and Effectiveness of the Web as an Advertising Medium

  GeoCities derives a substantial majority of its revenues from the sale of advertisements, including banner advertising revenues and advertising revenues from GeoCities' premier commerce partners. Advertising revenues represented 90.6% of GeoCities' net revenues in 1997 and 89.6% in 1998. GeoCities plans to continue emphasizing advertising as a method of generating revenues. GeoCities' ability to generate significant advertising revenues depends on, among other things, whether GeoCities can develop a large base of users and visitors possessing demographic characteristics attractive to advertisers and whether GeoCities can develop or acquire effective advertising delivery and measurement systems. Advertisers have only used the Internet as an advertising medium for a relatively short period of time. Accordingly, the effectiveness of the Internet as an advertising medium as compared to traditional advertising media has yet to be established.

  Many of GeoCities' advertisers have only limited experience with the web as an advertising medium, have not yet devoted a significant portion of their advertising budgets to web-based advertising and may not find such advertising to be effective for promoting their products and services relative to traditional print and broadcast media. The adoption of web-based advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business and exchanging information. Entities that have invested substantial resources in other methods of conducting business may be reluctant to adopt a new strategy that may limit or compete with their existing efforts. GeoCities cannot assure you that the market for web-based advertising will continue to emerge or become sustainable. Furthermore, the market for web-based advertising may develop more slowly than expected.

  The process of managing advertising within the GeoCities' web site is an increasingly important and complex task. GeoCities licenses its advertising management system from AdForce, Inc. Under the license agreement, AdForce provides GeoCities with an Internet advertising administration system known as AdForce to facilitate GeoCities' management of advertising on the GeoCities web site. GeoCities uses the AdForce service to generate ad tags, schedule advertising and generate reports. The AdForce agreement has a term of two years and will expire in May 2000, if not renewed, subject to GeoCities' right to terminate the agreement with or without cause during the 30-day period following May 4, 1999. Additionally, GeoCities may terminate the agreement if AdForce fails to perform under the agreement. GeoCities cannot assure you that it will not terminate the AdForce agreement. If it did terminate the agreement, GeoCities believes that it could replace the AdForce service with other available advertising management systems. However, any such termination and replacement could disrupt GeoCities' ability to manage GeoCities' advertising operations for a period of time. In addition, system failures or material difficulties in the operation of the AdForce system or any replacement system, could prevent GeoCities from delivering banner advertisements and sponsorships through GeoCities' web site, which might require it to displace salable advertising inventory with free or discounted advertising to GeoCities' existing advertisers.

 GeoCities May not Be Able to Manage Growth and Relationships

  GeoCities has experienced and may continue to experience rapid growth, which has placed, and could continue to place, a significant strain on its managerial, financial and operational resources. GeoCities is required to simultaneously manage multiple relationships with various strategic partners, technology licensors, members, advertisers and other third parties. These requirements could be strained if GeoCities' business and/or operations continue to grow or if GeoCities enters into additional third party relationships. GeoCities cannot assure you that its systems, procedures or controls will be adequate to support its operations or that its management will be able to effectively manage any growth.

 The Loss of, or Inability to Attract, Key Personnel Could Materially Adversely Affect GeoCities

  GeoCities' performance substantially depends on the performance of its executive officers and other key employees. GeoCities does not currently have "key person" life insurance policies on any of its employees. If GeoCities loses the services of any of its executive officers or other key employees, its business, results of operations and financial condition could be materially adversely affected. The competition for senior management, experienced media sales and marketing personnel, qualified web engineers and other employees is intense, and GeoCities has experienced difficulty from time to time in hiring and retaining the personnel necessary to support its business. Consequently, GeoCities cannot assure you that it will be able to attract and retain qualified personnel.

 GeoCities' Markets Are Highly Competitive

  The market for members, visitors and Internet advertising and e-commerce opportunities is new and rapidly evolving, and competition for members, visitors and advertisers is intense and is expected to increase significantly in the future. Barriers to entry are relatively insubstantial. GeoCities believes that the principal competitive factors for companies seeking to create community on the Internet are critical mass, functionality, brand recognition, member affinity and loyalty, broad demographic focus and open access to visitors. GeoCities believes that its current major competitors are companies that are primarily focused on creating web-based community on the Internet. These competitors include America Online, Inc., Excite, Inc., Disney, Tripod, Inc., Angelfire Communications, Xoom, Inc. and theglobe.com.

  GeoCities will likely also face competition in the future from web directories, search engines, shareware archives, content sites, commercial online services, sites maintained by Internet service providers and other entities that attempt to or establish communities on the Internet by developing their own community or purchasing one of GeoCities' competitors. In addition, GeoCities may face competition from traditional media and other companies, a number of which, including Disney, CBS and NBC, have recently made significant acquisitions of or investments in Internet companies. Further, there can be no assurance that GeoCities' competitors and potential competitors will not develop communities that are equal or superior to those of GeoCities or that achieve greater market acceptance than GeoCities' community.

  GeoCities also competes for visitors with many Internet content providers and Internet service providers, including web directories, search engines, shareware archives, content sites, commercial online services and sites maintained by Internet service providers, as well as thousands of Internet sites operated by individuals and government and educational institutions. These competitors include free information, search and content sites or services, such as America Online, Inc., CNET, Inc., CNN/Time Warner, Inc., Excite, Inc., Infoseek Corporation, Lycos, Inc., Netscape Communications Corporation, Microsoft Corporation and Yahoo!, some of which, such as Yahoo! and Disney, owner of a significant interest in Infoseek, also have relationships with GeoCities. GeoCities also competes with the foregoing companies, as well as traditional forms of media such as newspapers, magazines, radio and television, for advertisers and advertising revenue. GeoCities believes that the principal competitive factors in attracting advertisers include the amount of traffic on its web site, brand recognition, customer service, the demographics of GeoCities' members and viewers, GeoCities' ability to offer targeted audiences and the overall cost-effectiveness of the advertising medium offered by GeoCities. GeoCities believes that the number of Internet companies relying on web-based advertising revenue will increase greatly in the future. In the past several months, a number of significant acquisitions of Internet companies have been announced, including:

  .  Disney's acquisition of a significant interest in Infoseek;

  .  AOL's acquisition of Netscape;

  .  @Home Networks, Inc.'s acquisition of Excite, Inc.; and

  . USA Networks' and Ticketmaster Online-CitySearch, Inc.'s proposed combination of services with Lycos, Inc.

Accordingly, GeoCities will likely face increased competition, which will increase pricing pressures on its advertising rates, which could in turn have a material adverse effect on GeoCities' business, results of operations and financial condition.

  Many of GeoCities' existing and potential competitors, including web directories and search engines and large traditional media companies, have longer operating histories in the web market, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than GeoCities. Such competitors are able to undertake more extensive marketing campaigns for their brands and services, adopt more aggressive advertising pricing policies and make more attractive offers to potential employees, distribution partners, commerce companies, advertisers and third party content providers. There can be no assurance that Internet content providers and Internet service providers, including web directories, search engines, shareware archives, sites that offer professional editorial content, commercial online services and sites maintained by Internet service providers will not be perceived by advertisers as having more desirable web sites for placement of advertisements. In addition, substantially all of GeoCities' current advertising customers and strategic partners also have established collaborative relationships with certain of GeoCities' competitors or potential competitors, and other high-traffic web sites. Accordingly, there can be no assurance that GeoCities will be able to grow its memberships, traffic levels and advertiser customer base at historical levels or retain its current members, traffic levels or advertiser customers, or that competitors will not experience greater growth in traffic that GeoCities as a result of such relationships which could have the effect of making their web sites more attractive to advertisers, or that GeoCities' strategic partners will not sever or will elect not to renew their agreements with GeoCities. There can also be no assurance that GeoCities will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on GeoCities' business, results of operations and financial condition.

 Capacity Constraints and System Failures Could Adversely Impact GeoCities' Business

  GeoCities' business and reputation and ability to attract web users, advertisers, new members and commerce partners to GeoCities' web site depends substantially on the performance of its server, networking hardware and software infrastructure. If a system failure causes an interruption in service or a decrease in responsiveness of GeoCities' web site, the GeoCities web site could experience less traffic. If such interruption or decreases were sustained or repeated, GeoCities' reputation and the attractiveness of its brand name could be impaired.

  GeoCities currently utilizes the following precautionary measures with respect to its systems:

  . maintaining redundant systems for all critical operational areas so that connectivity through a failed router or switch can be restored via one of the on-site hot standby systems;

  . maintaining redundant application servers and databases to ensure full functionality in the event of a system failure;

  . configuring its disk storage to survive multiple drive failures without risk of data loss;

  . using several dedicated servers and tape libraries to backup the GeoCities web site every 24 hours;

  . rotating backup media into offsite archives to ensure data integrity should catastrophic events occur on site; and

  . maintaining business interruption insurance which GeoCities believes is sufficient to provide coverage due to systems failures.

  Despite the foregoing safety precautions, GeoCities cannot assure you that its systems will continue to perform to its members' and its customers' satisfaction.

  GeoCities entered into a one-year web-hosting agreement with Exodus Communications, Inc. in November 1997. This agreement automatically renews for subsequent one-year terms unless either party provides notice at least 90 days prior to the expiration of any term. Pursuant to the agreement, Exodus provides and manages power and environmentals for GeoCities' networking and server equipment. Exodus also provides site connectivity to the Internet via multiple DS-3 and OC-3 links on a 24 hour-a-day, seven days per week basis. If GeoCities' Internet connectivity is interrupted due to reasons within Exodus' reasonable control, Exodus must in general provide GeoCities with additional access at no charge. Exodus does not, however, guarantee that its Internet access will be uninterrupted, error-free or completely secure. If the Internet access provided by Exodus is disrupted, or if GeoCities' server and networking systems fail to handle current or higher volumes of traffic, GeoCities' business, results of operations and financial condition could be materially adversely affected.

  Increases in the use of GeoCities' web site or the addition of raw products or features to the GeoCities web site could strain the capacity of our systems, which could lead to slower response times or system failures. Such events would diminish the experience for GeoCities' members and visitors and would likely decrease the number of impressions received by advertisers, which could reduce GeoCities' advertising and commerce revenues. GeoCities does not know whether it will be able to provide effective Internet connections and systems to manage substantially larger numbers of customers at higher transmission speed. As a result, GeoCities may not be able to scale up to its expected customer levels while maintaining the performance of its web site. If GeoCities' resource requirements increase, it will need to purchase additional servers and networking equipment and rely more heavily on Exodus and its services to maintain adequate data transmission speeds. GeoCities cannot assure you that such additional equipment or services will be available, or that the cost of such equipment and services will not be significant.

  The successful delivery of GeoCities' services also substantially depends upon Exodus' and GeoCities' ability to protect GeoCities' servers and network infrastructure against damage from human error, fire, flood, power loss, telecommunications failure, sabotage, intentional acts of vandalism and similar events. In addition, substantially all of GeoCities' servers and network infrastructure are located in northern California, an area susceptible to earthquakes. If an earthquake were to occur, GeoCities' system could experience an outage or failure. Despite the precautions that GeoCities and Exodus have taken and plan to take, the occurrence of other natural disasters or other unanticipated problems at either of the facilities could interrupt GeoCities' services or significantly damage GeoCities' equipment. Although GeoCities has implemented network security measures, GeoCities' servers are still vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering. If any one of these events were to occur, GeoCities' service could be interrupted, delayed or terminated, which could materially adverse affect its business, results of operations and financial condition. In addition, its reputation and the GeoCities brand could be materially and adversely affected.

 GeoCities May not Be Able to Effectively Respond to Technological Changes

  GeoCities competes in a market which is characterized by rapidly changing technology, evolving industry standards, frequent new product and service announcements and enhancements and changing customer demands. Accordingly, GeoCities' success will depend on its ability to adapt to rapidly changing technologies and industry standards, and its ability to continually improve the speed, performance, features, ease of use and reliability of its server and networking system in response to the evolving demands of the marketplace and competitive service and product offerings. If GeoCities fails to rapidly adapt in response to such events, its business, results of operations and financial condition could be materially adversely affected.

  GeoCities continually strives to incorporate new technology into GeoCities' web site for the benefit of GeoCities' members, visitors and advertising and commerce partners. Introducing new technology into GeoCities' systems involves numerous technical challenges, substantial amounts of personnel resources and often takes many months to complete. GeoCities cannot assure you that it will be successful at integrating such technology into GeoCities' web site on a timely basis or without degrading the responsiveness and speed of GeoCities' web site or that, once integrated, such technology will function as expected.

 Government Regulation and Legal Uncertainties Could Adversely Impact
   GeoCities' Business and Operations

  General. Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent. The most recent session of the United States Congress resulted in Internet laws regarding children's privacy, copyrights and taxation. Such legislation could dampen the growth in use of the web generally and decrease the acceptance of the web as a communications, commercial and advertising medium. Although GeoCities' transmissions originate in California, the governments of other states or foreign countries might attempt to regulate GeoCities' transmissions or levy sales or other taxes relating to GeoCities' activities. The European Union recently enacted its own privacy regulations that may result in limits on the collection and use of certain user information. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet and Internet advertising. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. GeoCities' business, results of operations and financial condition could be adversely affected by the adoption or modification of laws or regulations relating to the Internet.

  It is also possible that GeoCities' use of "cookies" to track demographic information and user preferences and to target advertising may become subject to laws limiting or prohibiting their use. A "cookie" is a bit of information keyed to a specific server, file pathway or directory location that is stored on a user's hard drive, possibly without the user's knowledge. A user is generally able to remove cookies. Germany, for example, has imposed laws limiting the use of cookies, and a number of Internet commentators, advocates and governmental bodies in the United States and other countries have urged the passage of laws limiting or abolishing the use of cookies. Limitations on or elimination of GeoCities' use of cookies could limit GeoCities' effectiveness in targeting advertisements, which could have a material adverse effect on GeoCities' business, results of operations and financial condition.

  A number of legislative proposals have been made at the federal, state and local level that would impose additional taxes on the sale of goods and services over the Internet and certain states have taken measures to tax Internet-related activities. Congress has passed legislation which places a moratorium on any new taxation of Internet commerce. GeoCities cannot assure you that Congress will keep such moratorium in place. Moreover, if such moratorium were lifted, it is likely that some type of federal and/or state taxes will be imposed upon Internet commerce. GeoCities cannot assure you that such legislation or other attempts at regulating commerce over the Internet will not substantially impair the growth of commerce on the Internet and, as a result, adversely affect GeoCities' opportunity to derive financial benefit from such activities.

  The "GeoRewards" affinity program, which entitles homesteaders to receive GeoPoints and GeoTickets redeemable for merchandise, such as T-shirts, books, music or other merchandise, exposes GeoCities to certain additional risks and expenses including, without limitation, those related to compliance with consumer protection laws, loss of customer data, disputes over redemption procedures and rules, product liability, sales taxation and liabilities associated with any failure in the performance by participating merchants.

  Federal Trade Commission Investigation. See "Legal Proceedings" beginning on page 25.

  Liability for Information Retrieved from the Web. Materials may be downloaded by members and other users of GeoCities' web site and subsequently distributed to others. Accordingly, GeoCities could be subject to claims for defamation, negligence, copyright or trademark infringement, personal injury or other theories based on the nature, content, publication and distribution of such materials. Such claims have been brought, and sometimes successfully pressed, against online service providers in the past. GeoCities received inquiries on a regular basis from third parties regarding such matters, all of which have been resolved to date without any payments or other material adverse effect on GeoCities' business, results of operations or financial condition.

  It is also possible that if any third-party content information provided on the GeoCities web site contains errors, third parties could make claims against us for losses incurred in reliance on such information. GeoCities also offers e-mail services, which might expose it to potential risk, such as liabilities or claims resulting from unsolicited e-mail (spamming), lost or misdirected messages, illegal or fraudulent use of e-mail or interruptions or delays in e-mail service. Even if such claims do not result in liability to GeoCities, it could incur significant costs in investigating and defending against such claims. GeoCities' potential liability for information carried on or disseminated through GeoCities' systems could require it to implement measures to reduce GeoCities' exposure to such liability, which may require the expenditure of substantial resources and limit the attractiveness of GeoCities' services to members and users.

  GeoCities also enters into agreements with commerce partners and sponsors which may generate revenues from the purchase of goods and services through direct links from the GeoCities web site. Such arrangements may expose GeoCities to additional legal risks and uncertainties. While GeoCities' agreements with these parties often require them to indemnify GeoCities against such liabilities, GeoCities cannot be sure this is adequate. Although GeoCities carries general liability insurance, GeoCities' insurance may not cover all potential claims to which it is exposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on GeoCities' business, results of operations and financial condition.

 Risks Associated with Brand Development

  GeoCities believes that the importance of brand recognition will increase due to the growing number of Internet sites and the low barriers to entry. Therefore, establishing and maintaining the GeoCities brand is critical to grow its business. To attract and retain members, Internet users, advertisers and commerce partners, and to promote and maintain the GeoCities brand in response to competitive pressures, GeoCities has substantially increased its investment in creating and maintaining distinct brand loyalty among these groups, including through traditional media advertising campaigns in print, radio, billboards and television.

  Promotion and enhancement of the GeoCities brand will also depend, in part, on its success in providing a high-quality community experience. If GeoCities fails to generate a corresponding increase in revenues as a result of its branding efforts or otherwise fails to promote its brand successfully, or if GeoCities incurs excessive expenses in promoting its brand, its business, results of operations and financial condition will be materially and adversely affected. If members, visitors to the GeoCities web site, advertisers or businesses do not perceive its existing services to be of high quality, or if GeoCities introduces new services or enters into new business ventures that are not favorably received by such parties, the value of the GeoCities brand could be diluted, thereby decreasing the attractiveness of the GeoCities web site to such parties.

 GeoCities May not Be Able to Effectively Protect Its Intellectual Property and Proprietary Right or Obtain Rights to Third-Party Intellectual Property or Proprietary Rights

  GeoCities regards its technology as proprietary and attempts to protect it by relying on trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. GeoCities currently has no patents or patents pending and does not anticipate that patents will become a significant part of its intellectual property in the foreseeable future. GeoCities also generally enters into confidentiality or license agreements with its employees and consultants, and generally controls access to and distribution of its documentation and other proprietary information. Despite these precautions to protect its proprietary rights from unauthorized use or disclosure, parties may attempt to disclose, copy or otherwise obtain and use GeoCities' proprietary information without authorization. Parties may also successfully develop similar technology independently.

  GeoCities pursues the registration of its service marks in the United States and internationally, and has applied for and obtained a number of registered service marks in the United States, including "GeoCities." GeoCities cannot assure you that any of its registrations will be approved. Even if they are approved, such trademarks may be successfully challenged by others. Moreover, GeoCities may not be able to obtain effective trademark, service mark, copyright and trade secret protection in every country in which its services are distributed or made available through the Internet. GeoCities cannot assure you that the steps it has taken will prevent misappropriation of GeoCities' proprietary information, particularly in foreign countries where laws or law enforcement practices may not protect its proprietary rights as fully as in the United States.

  Legal standards relating to the validity, enforceability and scope of protection of certain proprietary rights in Internet-related businesses are uncertain and still evolving, and GeoCities cannot assure you of the future viability or value of any of its proprietary rights or of any other companies within this market. In addition, litigation may be necessary in the future to enforce its intellectual property rights, to protect its trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention and could have a material adverse effect on GeoCities' business, results of operations and financial condition.

  GeoCities' business activities might infringe upon the proprietary rights of others and other parties might assert infringement claims against GeoCities. From time to time, GeoCities has been, and expects to continue to be, subject to claims in the ordinary course of its business alleging that it or the content generated by its members infringe trademarks, service marks and other intellectual property rights of third parties. To date, such claims have not resulted in any significant litigation or had a material adverse effect on GeoCities' business; however, in the future, such claims could subject GeoCities to significant liability for damages and could invalidate its proprietary rights. Furthermore, even if any such claims are not meritorious, they could be time consuming and expensive to defend and could divert management's time and attention, which might have a material adverse effect on GeoCities' business, results of operations and financial condition.

  GeoCities currently licenses from third parties certain technologies incorporated into GeoCities' web site. As GeoCities continues to introduce new services that incorporate new technologies, GeoCities may be required to license additional technology from others. GeoCities cannot assure you that it will be able to obtain licenses to such third-party technology on commercially reasonable terms, if at all. If GeoCities fails to obtain any of these technology licenses, its ability to introduce new services, and the performance of its existing services, could be delayed or limited until equivalent technology could be identified, licensed and integrated. See "Business--Intellectual Property and Proprietary Rights."

 GeoCities Would Be Adversely Impacted if Use of the Internet Does not
   Continue to Grow or if the Web Infrastructure Does not Continue to Develop

  GeoCities' future success depends substantially on continued growth in the use of the Internet and the web in order to support the sale of advertising on GeoCities' web site and on the acceptance and volume of commerce transactions on the Internet. GeoCities cannot assure you that the number of Internet users will continue to grow or that commerce over the Internet will become more widespread. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced services are subject to a high level of uncertainty. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including:

  .lack of acceptable security technologies;

  .  lack of access and ease of use;

  .  congestion of traffic;

  .  inconsistent quality of service;

  .  lack of availability of cost-effective, high-speed service;

  .  inadequate development of the necessary infrastructure;

  .  excessive governmental regulation;

  .  uncertainty regarding intellectual property ownership; and

  . lack of timely development and commercialization of performance improvements, including high-speed modems.

  The success of GeoCities' web site will substantially depend upon the continued development of a web infrastructure, such as a reliable network backbone with the necessary speed, data capacity and security, and timely development of complementary products such as high speed modems for providing reliable web access and services. Because global commerce and online exchange of information on the web and other similar open wide area networks are new and evolving, GeoCities cannot assure you that the web will support increasing use or will prove to be a viable commercial marketplace. The web has experienced, and is expected to continue to experience, significant growth in the number of users and the amount of content. If the web continues to experience increased numbers of users, frequency of use or increased resource requirements of users, the web infrastructure may not be able to support the demands placed on it by this continued growth and the web's performance or reliability may be adversely affected.

  The web could also lose its viability or effectiveness due to delays and the development or adoption of new standards and protocols to handle increased levels of activities or due to increased government regulation. GeoCities cannot assure you that the infrastructure standards, protocols or complementary products or services necessary to make the web a viable commercial marketplace will be developed, or, if they are developed, that the web will achieve broad acceptance. Even if such infrastructure, standards or protocols or complementary products, services or facilities are developed and the web becomes a viable commercial marketplace, GeoCities may have to spend substantial amounts to adapt GeoCities' services to changing web technologies, which expenditures could have a material adverse effect on GeoCities' business, results of operations and financial condition.

 Risks Associated with International Operations and Expansion

  GeoCities plans to develop the GeoCities community model in international markets; however, GeoCities cannot assure you that the Internet or the GeoCities community model will become widely accepted in any international markets. GeoCities has developed and operates GeoCities Japan Corporation, a joint venture with SOFTBANK of Japan. GeoCities owns 40% of the joint venture; however, to date, GeoCities has not generated a material amount of revenue from its ownership interest in the joint venture. GeoCities has only limited experience in developing this localized version of its community model and will be relying heavily on the efforts and abilities of SOFTBANK in such venture. In addition, GeoCities expects that the success of any additional foreign operations it initiates in the future will also be substantially dependent upon local partners. If revenues from international ventures are not adequate to cover the investments in such activities, GeoCities' business, results of operations and financial condition could be materially and adversely affected. GeoCities may not be able to manage Internet operations as a result of difficulty in locating an effective foreign partner, competition, technical problems, distance and language and cultural differences. Therefore, GeoCities cannot assure you that GeoCities or its international partners will be able to successfully market and operate the GeoCities community model in foreign markets. GeoCities also believes that in light of substantial anticipated competition, it will be necessary to move quickly into international markets to effectively obtain market share; however, GeoCities cannot assure you that it will be able to do so.

  In addition, international operations are subject to other inherent risks, including:

  .  impact of recessions in economies outside the United States;

  .  reduced protection for intellectual property rights in some countries;

  .  unexpected changes in regulatory requirements;

  .  trade barriers;

  .  difficulties in staffing and managing foreign operations;

  .  fluctuations in currency exchange rates;

  .  longer payment cycles in general;

  .  problems in collecting accounts receivable;

  .  difficulty in enforcing contracts;

  .  political and economic instability;

  . seasonal reductions in business activity in certain other parts of the world; and

  .  potentially adverse tax consequences.

  These risks may materially adversely affect GeoCities' future international operations and, consequently, its business.

 Risks Associated with Potential Acquisitions or Investments

  GeoCities may acquire or make investments in products, services or technologies that would complement its existing business, augment the distribution of its community or enhance its technological capabilities. From time to time GeoCities has had discussions with companies regarding acquiring, or investing in, their businesses, products, services or technologies. GeoCities cannot assure you that it will be able to identify suitable acquisition or investment candidates. Even if it does identify suitable candidates, GeoCities cannot assure you that it will be able to make such acquisitions or investments on commercially acceptable terms. If GeoCities buys a company, it may have difficulty in assimilating that company's personnel and operations. Such acquisitions may also involve risks of entering geographic and business markets in which GeoCities has limited or no prior experience. In addition, the key personnel of the acquired company may decide not to work for GeoCities. If GeoCities makes other types of acquisitions, it could have difficulty in assimilating the acquired products, services or technologies into its operations. These difficulties could disrupt GeoCities' ongoing business, distract its management and employees, increase its expenses and adversely affect its results of operations due to accounting requirements such as goodwill.

 Year 2000 Risks

  See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Readiness Compliance" for detailed information on GeoCities' state of readiness, potential risks and contingency plans regarding the year 2000 issue.

1b. SUBSEQUENT EVENTS

  On January 28, 1999, Yahoo! Inc. and GeoCities announced that they had entered into an Agreement and Plan of Merger, dated as of January 27, 1999, which sets forth the terms and conditions of the proposed merger of a subsidiary of Yahoo! with and into GeoCities, pursuant to which GeoCities will become a wholly-owned subsidiary of Yahoo!. Under the terms of the merger agreement, Yahoo! will issue 0.6768 shares of Yahoo! common stock for each share of GeoCities common stock outstanding. In addition, all outstanding stock options of GeoCities will be converted into Yahoo! stock options using the same exchange ratio. The merger with Yahoo!, which is intended to be accounted for as a pooling of interests, is subject to certain conditions, regulatory approval and approval by GeoCities' stockholders. If the merger with Yahoo! is consummated, GeoCities common stock will be delisted from The Nasdaq National Market and will be deregistered under the Securities Exchange Act of 1934. It is a condition to the consummation of the merger that the shares of Yahoo! common stock to be issued in the merger and the shares of Yahoo! common stock to be reserved for issuance in connection with the assumption of outstanding GeoCities stock options be approved for listing on The Nasdaq National Market.

  In valuing GeoCities common stock and the prospects of GeoCities, you should also consider the following risks that are associated with the Yahoo! merger:

 Failure to Close Merger

  If the proposed merger with Yahoo does not close, GeoCities' business, results of operations and financial condition will be seriously harmed because the announcement of the merger and GeoCities' efforts to close the merger have:

  .  disrupted GeoCities' sales and marketing efforts;

  .  diverted the attention of GeoCities' management; and

  .  delayed certain strategic initiatives of GeoCities.

  In addition, if Yahoo! terminates the merger agreement because GeoCities has taken or failed to take certain actions specified in the merger agreement, GeoCities will be required to pay Yahoo! $100 million. In addition, if either Yahoo! or GeoCities terminates the merger agreement because the required GeoCities stockholder vote is not obtained, GeoCities will be required to pay Yahoo! all of the expenses incurred by Yahoo! in connection with the merger. GeoCities will also be required to pay a termination fee if the GeoCities stockholders fail to approve the merger and GeoCities enters into an acquisition transaction with another party within nine months of the date of termination.

  Also, in connection with the execution of the merger agreement, GeoCities granted Yahoo! a stock option to purchase up to 6,370,000 shares of GeoCities common stock at a price of $113.66 per share. If the merger agreement is terminated because the required approval of GeoCities' stockholders is not obtained or if certain events relating to third party acquisition proposals occur, Yahoo! will be able to exercise the stock option subject to certain conditions.

  Under Delaware law, GeoCities' stockholders do not have any right to an appraisal of the value of their GeoCities common stock in connection with the merger.

 Failure to Integrate Yahoo! and GeoCities May Limit Benefits of Merger

  In order to realize the benefits of the merger, Yahoo! and GeoCities will have to effectively integrate their operations and their management, engineering and sales and marketing personnel. If they are not successful in accomplishing this integration, then the benefits of the merger, including the operating results of the combined entity and the retention of key personnel, will not be realized. A key benefit of the merger is perceived to be an enhancement of Yahoo!'s personal publishing capabilities and community membership base. However, if the integration is not successful, including if the combined company is not able to retain GeoCities' homesteaders, the combined company will not realize these benefits. In addition, the attention and effort devoted to the integration of the two companies will have significantly diverted management's attention from other important issues, and could have a material adverse impact on the combined company, whether or not the integration is successful.

 Combined Financial Results Could Be Adversely Affected by Merger; Costs of the Merger Are Difficult to Estimate

  The business and financial model of GeoCities is different from the Yahoo! model. If the benefits of the merger to Yahoo! and GeoCities stockholders do not exceed the costs associated with the merger, including the integration costs, which are difficult to calculate, then Yahoo!'s financial results, including earnings per share, could be adversely affected. Specifically, Yahoo! expects to incur a substantial one-time charge related to the merger during the second quarter of 1999.

 The Market Price of Yahoo! Common Stock May Decline as a Result of the Merger

  The market price of Yahoo! common stock may decline as a result of the merger if:

  .  the integration of Yahoo! and GeoCities is unsuccessful;

  . the combined company does not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial analysts; or

  . the effect of the merger on the combined company's financial results is not consistent with the expectations of financial analysts.

 The Merger Is Intended to Qualify as a Pooling of Interests and Financial
   Results Would Be Negatively Affected by the Failure to so Qualify

  To qualify the merger as a pooling of interests for accounting purposes, Yahoo! and GeoCities and their respective affiliates must meet the criteria for pooling of interests accounting established in opinions published by the Accounting Principles Board and interpreted by the Financial Accounting Standards Board and the Commission. These opinions are complex and the interpretation of them is subject to change. Consummation of the merger is conditioned, among other things, upon the receipt by Yahoo! of letters from its independent accountants and GeoCities' independent accountants that, subject to customary qualifications, they concur with management's conclusion that no conditions exist that would preclude Yahoo! and GeoCities from being parties to a business combination that would be accounted for as a pooling of interests.

  However, the availability of pooling of interests accounting treatment for the merger depends, in part, upon circumstances and events occurring after the effective time of the merger. For example, there must be no significant changes in the business of the combined company, including significant dispositions of assets, for a period of two years following the effective time. Further, affiliates of Yahoo! and GeoCities must not sell, or otherwise reduce their risk with respect to, any shares of either Yahoo! or GeoCities capital stock, except for a de minimus number as defined by certain Commission rules and regulations, during the period beginning 30 days before the effective time of the merger and continuing until the day that Yahoo! publicly announces financial results covering at least 30 days of combined operations of Yahoo! and GeoCities after the merger. If the effective time of the merger occurs during May 1999, Yahoo! expects that such combined financial results would be published in July 1999. If affiliates of Yahoo! or GeoCities sell their shares of Yahoo! common stock prior to that time despite a contractual obligation not to do so, the merger may not qualify for accounting as a pooling of interests for financial reporting purposes. The failure of the merger to qualify for pooling of interests accounting treatment for financial reporting purposes for any reason would materially and adversely affect Yahoo!'s reported earnings and likely, the price of Yahoo!'s common stock.

 Fixed Exchange Ratio May Adversely Impact Value of Yahoo! Common Stock Being Received

  Each outstanding share of GeoCities common stock will be converted into the right to receive 0.6768 shares of Yahoo! common stock at the effective time of the merger. The exchange ratio will not be adjusted in response to any fluctuations in the price of either Yahoo! common stock or GeoCities common stock. Consequently, the value of the equivalent per share price that GeoCities stockholders expect to receive for each share of GeoCities common stock exchanged in the merger may decrease from the date that they submit their proxy and the effective date of the merger. If the market price for Yahoo! common stock decreases before the effective time of the merger, the market value at the effective time of GeoCities' common stock will correspondingly decrease and, as noted above, GeoCities' stockholders will not be compensated for decreases in the market price of Yahoo! common stock. GeoCities' stockholders voting on the merger are urged to obtain recent market quotations for Yahoo! common stock and GeoCities common stock. GeoCities cannot predict or give any assurances as to the market price of Yahoo! common stock or GeoCities common stock at any time before or after the effective time of the merger.

  On March 23, 1999, GeoCities acquired all of the issued and outstanding capital stock and options to purchase capital stock of Futuretouch Corporation ("Futuretouch"). In connection with this transaction, GeoCities issued to the former shareholders of Futuretouch an aggregate of 65,000 shares of its common stock for all of the issued and outstanding capital stock and options to purchase capital stock of Futuretouch, and granted options to purchase 70,000 shares of GeoCities common stock under the GeoCities 1998 Stock Incentive Plan. In addition, the former shareholders of Futuretouch are eligible to receive up to an additional $1.0 million (payable in cash and/or stock at the option of GeoCities) in connection with the acquisition, subject to the achievement of certain performance criteria.

ITEM 2. PROPERTIES

  GeoCities' headquarters are currently located in a leased facility in Marina del Rey, California, consisting of approximately 24,000 square feet of office space. The facility is under a five-year lease and has two renewal options, each for an additional three years. In January 1999, GeoCities entered into an 18-month lease to rent approximately 20,000 square feet of office space in Marina del Rey adjacent to its headquarters. GeoCities has also leased (a) approximately 13,000 square feet of office space in Santa Monica, California, and (b) approximately 25,000 square feet of office space in New York, New York, and approximately 1,700 square feet of office space in San Francisco, California for its East and West Coast sales offices, respectively.

  WebRing, Inc., a wholly-owned subsidiary of GeoCities, leases two adjacent facilities located in Ashland, Oregon consisting of 2,600 and 900 square feet of office space under three-year and eighteen-month lease terms, respectively.

ITEM 3. LEGAL PROCEEDINGS

  In September 1997, GeoCities received a letter from the FTC requesting that GeoCities voluntarily produce certain information regarding GeoCities' collection and use of personal identifying information. GeoCities produced the requested information, as well as certain supplemental information in late 1997. In February 1998, the FTC staff sent a draft complaint and draft consent order to GeoCities. At that time, the FTC staff indicated that, if approved by the FTC, an administrative suit would be brought against GeoCities alleging that it had violated Section 5(a) of the Federal Trade Commission Act (the "FTC Act") by engaging in unfair and deceptive practices in connection with GeoCities' collection and use of personal identifying information obtained from individuals, including children. The FTC staff also offered to settle the matter under the terms contained in the draft consent order.

  After receiving the draft complaint and draft consent order, GeoCities and the FTC staff engaged in settlement discussions. As a result of these discussions, on June 11, 1998, GeoCities and FTC staff attorneys executed a proposed Agreement Containing Consent Order (the "proposed consent order"). Following a period of public comment, the proposed consent order was amended so that GeoCities' compliance with the terms of the Children's Online Privacy Protection Act of 1998 would be permitted under the order. The amended version of the Agreement Containing Consent Order (the "consent order") was issued by the FTC on February 5, 1999. The consent order resolves the FTC's allegations, which are contained in a complaint filed by the FTC with the consent order, that GeoCities:

  . disclosed to third parties personal identifying information collected in its member application process contrary to what had been represented to consumers by GeoCities;

  . implied that there was an affiliation between GeoCities and a children's club operated by a GeoCities community leader such that children provided personal identifying information to the club believing they were disclosing the information to GeoCities; and

  . failed to disclose to consumers, including the parents of children, how GeoCities would use the personal identifying information it collected from those consumers and children.

  Under the consent order, GeoCities is required to cease and desist from the allegedly deceptive practices in the future and establish certain procedures to:

  . give adequate notice to consumers regarding GeoCities' information collection and disclosure practices;

  . provide consumers with the ability to have GeoCities delete their personal identifying information from GeoCities' database;

  . more clearly identify its affiliation (or lack thereof) with third parties which may collect information or sponsor activities on GeoCities; and

  . obtain express parental consent prior to collecting and using personal identifying information obtained from children under 13 years of age.

  By the terms of the consent order, GeoCities did not admit any of the allegations contained in the complaint, nor was it required to make any monetary payment to the FTC or consumers. Although the consent order requires that GeoCities take specific actions, including those outlined above, GeoCities has been and remains committed to protecting the privacy rights of all consumers (and, in particular children) on the Internet. As part of its ongoing efforts to enhance the protection of the privacy of its members, GeoCities has consulted and worked with industry self-regulation groups and has implemented or intends to implement programs designed to enhance the protection of the privacy of its members, including children. Such programs include:

  . publishing a comprehensive, multi-screen, privacy statement that is accessible from many places on GeoCities' web site, including the GeoCities home page and new member application form;

  . revamping the new member application form to make the questions clearer to consumers;

  .  enhancing its training program for community leaders;

  . suspending certain e-mail marketing programs of an affiliate and confirming that the affiliate had never sent e-mails to individuals based on the representation included in the application form;

  . altering its rules to expressly forbid third parties from collecting information in connection with promotions for any purpose other than to fulfill the promotion;

  . instructing companies that received information from GeoCities regarding children under 13 to cease use of such information;

  . making changes to the content that appears on GeoCities' web site, such as warnings to children not to give out personal information, and removing inappropriate advertising and promotions from GeoCities' children and family-oriented "Enchanted Forest" neighborhood; and

  . requiring that individuals under 13 involve their parents in the process of applying for a free membership in GeoCities.

  To confirm the adequacy of its disclosure practices in the area of information collection and use, GeoCities submitted its privacy statement to TRUSTe, an industry self-regulation group. TRUSTe has certified such statement as an accurate representation to consumers of GeoCities' information collection practices. GeoCities has also joined the Online Privacy Alliance.

  In August 1998, a lawsuit was filed against GeoCities in Los Angeles County Superior Court involving GeoCities' collection and use of personal identifying information (Hyatt v. GeoCities). The complaint in this case follows the FTC draft complaint without alleging any new facts. This case involves a single cause of action for the alleged violation of California Business and Professions Code Section 17200 and seeks an injunction, disgorgement of any profits obtained as a result of the alleged improper activity and attorneys' fees. GeoCities filed an answer to this lawsuit in September 1998.

  In September 1998, an additional case was filed against GeoCities in Los Angeles County Superior Court related to the same activity (Wormley v. GeoCities, et. al.). The complaint in this case also followed the FTC draft complaint and alleged no new facts. This suit purported to be a class action and alleged causes of action for the violation of California Business and Professions Code Sections 17200 and 17500 fraud, unjust enrichment, negligent misrepresentation and invasion of privacy. This suit sought disgorgement of any profits obtained as a result of the alleged improper activity, unspecified damages, and attorneys' fees. In November 1998, GeoCities filed a demurrer to and motion to strike portions of the Wormley complaint. In December 1998, in response to GeoCities' demurrer and motion to strike, the plaintiff filed an amended complaint. The amended complaint, like the original complaint, purports to be a class action and alleges causes of action for the violation of Sections 17200 and 17500, the Consumers Legal Remedies Act ("CLRA"), fraud, unjust enrichment, negligent misrepresentation, and invasion of privacy. The plaintiffs are seeking the same remedies as in the original complaint. In January 1999, GeoCities filed a demurrer to and motion to strike portions of the amended complaint. In January 1999, the court in the Wormley matter determined that the Hyatt matter (discussed above) is related to the Wormley matter, and ordered the Hyatt matter transferred to the department where the Wormley matter is pending. In February 1999, a hearing was held on GeoCities' demurrer to and motion to strike portions of the amended Wormley complaint. At that hearing, the court dismissed the Section 17500, CLRA, and invasion of privacy causes of action. In early March 1999, the Hyatt and Wormley matters were both transferred to another department, and on March 17, 1999, a joint status conference was held in both cases. As a result of this status conference, the court set hearings for April 1999 to determine whether (1) the cases should be heard in the same department and (2) discovery in the Hyatt matter should be limited or stayed until the resolution of the class certification process in the Wormley matter.

  Based on GeoCities' analysis of these lawsuits and given the fact that they involve the same set of circumstances that are covered in the FTC matter, GeoCities believes that the allegations contained in the two complaints are without merit and intends to defend these actions vigorously. GeoCities intends to contest class certification as inappropriate in light of the claims alleged in the Wormley matter. GeoCities also plans to assert various factual and legal defenses to these matters by way of summary judgment and any other appropriate means.

  GeoCities, in the normal course of business, is subject to various other legal matters. While the results of litigation and claims cannot be predicted with certainty, GeoCities believes that the final outcome of these other matters will not have a material adverse effect on GeoCities' business, results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

                                   PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

Market Information

  GeoCities common stock has traded on The Nasdaq National Market under the symbol "GCTY" since August 1998. The following table sets forth the range of high and low intra-day sales prices reported on The Nasdaq National Market for GeoCities common stock for the periods indicated.

                                                                 High     Low
                                                               -------- -------
     Fiscal 1998
       Third Quarter.......................................... $ 51.375 $16.250
       Fourth Quarter.........................................   47.375  13.250
     Fiscal 1999
       First Quarter (through March 2, 1999).................. $117.375 $33.313

Holders

  As of March 2, 1999, there were 1,063 stockholders of record who held shares of GeoCities common stock.

Dividend Policy

  GeoCities has not declared or paid any cash dividends on its capital stock since inception and does not expect to pay any cash dividends for the foreseeable future. GeoCities currently intends to retain future earnings, if any, to finance the expansion of its business. In addition, GeoCities' line of credit arrangement prohibits it from paying dividends without the lender's prior consent.

Recent Sales of Unregistered Securities

  During the quarter ended December 31, 1998, GeoCities issued and sold the following securities:

    (1) In November 1998, GeoCities entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Starseed, Inc. ("Starseed") was merged with and into a wholly-owned subsidiary of GeoCities, which subsidiary thereafter continued to conduct business under the name of WebRing, Inc., a Delaware corporation. Under the terms of the Merger Agreement, GeoCities issued an aggregate of 545,527 shares of its common stock for all of the issued and outstanding capital stock and options to purchase capital stock of Starseed.

  The foregoing transaction did not involve a public offering, and GeoCities believes that such transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof or Regulation D promulgated thereunder. These sales were made without general solicitation or advertising. Each purchaser was an accredited investor or a sophisticated investor with access to all relevant information necessary. The recipients in such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transaction.

Use of Proceeds from Sales of Registered Securities

  On August 14,1998, GeoCities completed an initial public offering of its common stock. The managing underwriters in the offering were Goldman, Sachs & Co., Donaldson, Lufkin & Jenrette and Hambrecht & Quist (the "Underwriters"). The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-56659) that was declared effective by the Commission on August 10, 1998. The offering commenced on August 11, 1998. All 4,750,000 shares of common stock registered under the Registration Statement were sold at a price of $17.00 per share. The Underwriters also exercised an over-allotment option of 712,500 shares on August 11, 1998. All 712,500 over-allotment shares were sold at a price of $17.00 per share. The aggregate price of the offering amount registered and sold was $92,862,500. In connection with the offering, GeoCities paid an aggregate of $6,500,375 in underwriting discounts and commissions to the Underwriters and incurred $2,037,000 in other miscellaneous offering costs.

  After deducting underwriting discounts and commissions and offering expenses, GeoCities received net proceeds from the initial public offering of approximately $84,325,000. GeoCities used the net proceeds from its initial public offering and available cash on hand to fund the $2,000,000 cash portion of the Starseed acquisition and to fund GeoCities' working capital requirements, which accounted for an additional $18,000,000 through December 31, 1998. The remaining proceeds from the initial public offering will be used for investments in the GeoCities web site, including enhancements to GeoCities' server and networking infrastructure and the functionality of its web site and general corporate purposes, including working capital, expansion of its sales and marketing capabilities and brand-name promotions. GeoCities may also use a portion of such proceeds for acquisitions of complementary businesses, services and technology. GeoCities has invested the remainder of the funds in interest-bearing investment grade instruments. None of GeoCities' net proceeds of the initial public offering were paid directly or indirectly to any director, officer, general partner of GeoCities or any of their associates, persons owning 10% or more of any class of equity securities of GeoCities, or an affiliate of GeoCities.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following selected consolidated financial data should be read in conjunction with GeoCities' consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document. The consolidated statement of operations data for each of the years in the three-year period ended December 31, 1998, and the balance sheet data at December 31, 1998 and 1997, are derived from the consolidated financial statements of GeoCities which have been audited by PricewaterhouseCoopers LLP, independent accountants, and are included elsewhere in this document. The consolidated statement of operations data for the year ended December 31, 1995 and the balance sheet data at December 31, 1996 and 1995, are derived from audited financial statements of GeoCities not included in this document. Historical results are not necessarily indicative of the results to be expected in the future.

                                               Year Ended December 31,
                                          -------------------------------------
                                            1998      1997       1996     1995
                                          --------  ---------  --------  ------
Consolidated Statement of Operations
 Data:
Net revenues............................  $ 18,359  $   4,582  $    314  $   46
Cost of revenues........................     9,696      3,789       788     103
                                          --------  ---------  --------  ------
  Gross profit (loss)...................     8,663        793      (474)    (57)
Operating expenses:
  Sales and marketing...................    17,486      5,837       764     117
  Product development...................     4,093      1,045       475      72
  General and administrative............     9,156      2,930     1,252     233
                                          --------  ---------  --------  ------
    Total operating expenses............    30,735      9,812     2,491     422
                                          --------  ---------  --------  ------
Loss from operations....................   (22,072)    (9,019)   (2,965)   (479)
Other income (expense), net.............     2,314        117       (40)     (2)
                                          --------  ---------  --------  ------
Loss before provision for income taxes..   (19,758)    (8,902)   (3,005)   (481)
Provision for income taxes..............        (1)        (1)       (1)     (1)
                                          --------  ---------  --------  ------
Net loss................................  $(19,759) $  (8,903) $ (3,006) $ (482)
                                          ========  =========  ========  ======
Historical basic and diluted net loss
 per share applicable to common
 stockholders(1)........................  $  (1.42) $   (3.72) $  (1.19) $ (.11)
Historical weighted average shares
 outstanding used in basic and diluted
 net loss per-share calculation(1)......    15,001      2,620     2,617   4,431
Pro forma basic and diluted net loss per
 share(1)...............................  $   (.71) $   (0.36)
Pro forma weighted average shares
 outstanding used in basic and diluted
 per-share calculation(1)...............    27,969     24,850
                                                     December 31,
                                          -------------------------------------
                                            1998      1997       1996     1995
                                          --------  ---------  --------  ------
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term
 investments............................  $ 84,811  $   3,785  $     33  $    1
Working capital (deficiency)............    79,504     26,451    (1,642)   (135)
Total assets............................   130,382     32,868     1,448     105
Debt and capital lease obligations, less
 current portion........................     2,327        834       437     --
Mandatory redeemable convertible
 preferred stock........................       --      38,137     2,168     --
Total stockholders' equity (deficiency).  $116,999  $ (10,046) $ (3,151) $  (40)

--------
(1) See Note 2 and 12 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used to compute historical and pro forma basic and diluted net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion of the financial condition and results of operations of GeoCities should be read in conjunction with the consolidated financial statements and the related notes to such financial statements included elsewhere in this document.

Overview

  To date, GeoCities' revenues have been derived principally from the sale of advertisements. GeoCities sells banner advertisements, event sponsorships and premium site locations within the GeoCities' web site. GeoCities also receives advertising revenues from select premier commerce partners in return for preferred banner advertising locations on, and integration into, the GeoCities web site. GeoCities also recently began receiving advertising revenues from third-party content providers who pay GeoCities to display their content on the GeoCities web site. Currently, the duration of GeoCities' banner advertising arrangements averages between two to three months. Advertising rates are dependent on whether the impressions are for general rotation throughout the GeoCities web site or for targeted audiences and properties within specific areas of the GeoCities site. All advertising revenues are recognized ratably in the period in which the advertisement is displayed, provided that no significant obligations remain on GeoCities' part and collection of the resulting receivable is probable. GeoCities' advertising obligations typically include guarantees of a minimum number of "impressions" or times that an advertisement appears in page views downloaded by users. Payments received from advertisers prior to displaying their advertisements on the site are recorded as deferred revenues and are recognized as revenue ratably when the advertisement is displayed.

  In addition to advertising revenues, GeoCities derives other revenues primarily from its GeoPlus program, and, to a lesser extent, from its GeoShops program. GeoCities also began to derive revenues in the fourth quarter of 1998 from licensing fees for e-mail services provided to its homesteaders. GeoCities' GeoPlus program offers premium services for a monthly fee, providing homesteaders additional disk space and enhanced publishing tools for their web pages. In March 1998, GeoCities introduced the GeoShops program, a commerce service that, for a monthly fee, allows homesteaders to sell products and services on their personal web sites, and, for an additional fee, provides homesteaders with transaction authorization and processing capabilities. Revenues from the GeoPlus and GeoShops programs are recognized in the month that the service is provided. License fees for maintenance and support of GeoCities' products are deferred and recognized ratably over the service period.

  GeoCities has incurred significant losses since its inception, and as of December 31, 1998, had an accumulated deficit of approximately $32.2 million. Also, in connection with the grant of certain stock options to employees during 1997 and the year ended December 31, 1998, GeoCities recorded unearned deferred compensation of approximately $8.0 million, representing the difference between the deemed value of GeoCities common stock for accounting purposes and the exercise price of such options at the date of grant. At December 31, 1998, the unearned deferred compensation balance was $6.8 million. Such amount is presented as a reduction of stockholders' equity and amortized over the vesting period of the applicable options. As a result, GeoCities currently expects to amortize the following amounts of deferred compensation annually: 1999- $1.5 million; 2000-$1.8 million; 2001-$2.0 million; 2002-$0.9 million; 2003-$0.4 million and 2004-$0.2 million. Amortization of deferred compensation was $1.1 million and $24,000 for the years ended December 31, 1998 and 1997, respectively.

  GeoCities, FTC staff attorneys and the Director of Consumer Protection for the FTC executed the consent order in June 1998, in connection with the FTC's investigation into certain of GeoCities' past business practices. The consent order was given final approval by the FTC on February 5, 1999. Based on the scope of the consent order, GeoCities does not believe that its compliance with the consent order will have a material adverse effect on its business, results of operations or financial condition.

  In December 1998, GeoCities completed the acquisition of Starseed, Inc. for a total consideration of approximately $24.8 million. Under the terms of the agreement, GeoCities issued 545,527 shares of common stock, forgave $600,000 in debt and paid $2.0 million in cash in exchange for all the outstanding stock and stock options of Starseed. The acquisition closed in December 1998 and was accounted for as a purchase. Starseed, now known as WebRing, Inc. is a wholly-owned subsidiary of GeoCities.

  On January 28, 1999, GeoCities announced the signing of a definitive agreement with Yahoo! Inc. whereby GeoCities will become a wholly-owned subsidiary of Yahoo!. According to the terms of the merger, which is intended to be accounted for as a pooling of interests, Yahoo! will issue 0.6768 shares of Yahoo! common stock for each share of GeoCities common stock outstanding. In addition, all outstanding stock options of GeoCities will be converted into Yahoo! stock options using the same exchange ratio. The merger is subject to certain conditions, regulatory approval, and approval by GeoCities' stockholders.

                             RESULTS OF OPERATIONS

  The following table sets forth the results of operations for GeoCities expressed as a percentage of net revenues:

                                                       Year Ended December 31,
                                                     -------------------------
                                                      1998     1997     1996
                                                     -------  -------  -------
                                                     (as a percentage of net
                                                            revenues)
   Net revenues.....................................     100%     100%     100%
   Cost of revenues.................................      53       83      251
                                                     -------  -------  -------
     Gross profit (loss)............................      47       17     (151)
   Operating expenses
     Sales and marketing............................      95      127      243
     Product development............................      22       23      151
     General and administrative.....................      50       64      399
                                                     -------  -------  -------
       Total operating expenses.....................     167      214      793
   Loss from operations.............................    (120)    (197)    (944)
   Other income (expense), net......................      12        3      (13)
                                                     -------  -------  -------
   Loss before provision for income taxes...........    (108)    (194)    (957)
   Provision for income taxes ......................     --       --       --
                                                     -------  -------  -------
   Net loss.........................................    (108)    (194)    (957)
                                                     =======  =======  =======

                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

Net Revenues

  Net revenues were $18.4 million, $4.6 million and $314,000 for 1998, 1997 and 1996, respectively. The absolute dollar increases from year to year were due primarily to an increase in the number of advertisers, increase in traffic on GeoCities' web site and, to a lesser extent, an increase in revenues from expansion of GeoPlus memberships, product licensing fees and the deployment of GeoShops. Advertising revenues accounted for approximately 89.6%, 90.6% and 89.7%, of net revenues in 1998, 1997 and 1996, respectively. GeoCities' four largest advertising customers accounted for 23%, 29% and 40% of net revenues for the years ended 1998, 1997 and 1996, respectively. For 1998, 1997 and 1996, GeoCities' other sources of net revenues, which included revenues from premium services, barter transactions and licensing fees for the provision of e-mail services to its homesteaders, were individually insignificant as a percentage of net revenues. GeoCities anticipates that advertising revenues will continue to comprise a substantial share of its net revenues in the foreseeable future.

Cost of Revenues

  Cost of revenues were $9.7 million or 53% of net revenues, $3.8 million or 83% of net revenues and $788,000 or 251% of net revenues in 1998, 1997 and 1996 respectively. Cost of revenues in 1998, 1997 and 1996 related to other sources of GeoCities' net revenues were individually insignificant. The absolute dollar increases from year to year in cost of revenues were primarily due to the costs of building GeoCities' server and networking infrastructure in response to the growth in homesteader membership, increasing costs of serving banner advertisements due to increasing page views and amortization of purchase technology costs. Cost of revenues as a percentage of net revenues has decreased because of the growth in net revenues. GeoCities anticipates that its Internet connection, web site equipment and related operating costs will continue to grow in absolute dollars for the foreseeable future.

Operating Expenses

 Sales and Marketing Expenses

  Sales and marketing expenses were $17.5 million or 95% of net revenues, $5.8 million or 127% of net revenues and $764,000 or 243% of net revenues for 1998, 1997 and 1996, respectively. The absolute dollar increases from year to year in sales and marketing expenses were primarily attributable to GeoCities' continued efforts to build a direct sales force and increased expenses associated with promotion and marketing efforts. Sales and marketing expenses as a percentage of net revenues have decreased because of the growth in net revenues. GeoCities expects that sales and marketing expenses will continue to grow in absolute dollars for the foreseeable future as it proceeds with building the direct sales force and marketing new products and services.

 Product Development Expenses

  Product development expenses were $4.1 million or 22% of net revenues, $1.0 million or 23% of net revenues and $475,000 or 151% of net revenues for 1998, 1997 and 1996, respectively. The absolute dollar increases from year to year in product development expenses were primarily attributable to increases in the number of personnel and related costs to support enhancement to and development of GeoCities' products. Product development expenses as a percentage of net revenues have decreased because of the growth in net revenues. GeoCities believes that significant investments in product development are required to remain competitive. Therefore, GeoCities expects that its product development expenses will continue to increase in absolute dollars for the foreseeable future.

 General and Administrative Expenses

  General and administrative expenses were $9.2 million or 50% of net revenues, $2.9 million or 64% of net revenues and $1.3 million or 399% of net revenues for 1998, 1997, and 1996, respectively. The absolute dollar increases from year to year in general and administrative expenses were primarily due to increases in the number of general and administrative personnel, professional services and facility expenses to support the growth of GeoCities' operations and amortization of intangible assets expense in 1998 in connection with the Starseed acquisition. General and administrative expenses as a percentage of net revenues have decreased because of the growth in net revenues. GeoCities anticipates that it will incur additional administrative expenses in absolute dollars to sustain the growth of the business.

 Other Income (Expense), Net

  Other income, net was $2.3 million and $117,000 for the years ended December 31, 1998 and 1997, respectively. Other expense, net was $40,000 for the year ended December 31, 1996. The increase in other income (expense), net for the year ended December 31, 1998 was primarily due to a higher average investment balance as a result of the proceeds received from GeoCities' initial public offering in August 1998.

Income Taxes

  As of December 31, 1998, GeoCities had approximately $28.2 million and $27.6 million of federal and state net operating loss carryforwards, respectively, for tax reporting purposes available to offset future taxable income. GeoCities' federal and state net operating loss carryforwards expire beginning 2010 and 2002, respectively. Due to the change in GeoCities' ownership interests in 1996, 1997 and 1998, future utilization of GeoCities' net operating loss carryforwards will be subject to certain limitations or annual restrictions under the tax laws. See Note 11 of Notes to Consolidated Financial Statements.

                        LIQUIDITY AND CAPITAL RESOURCES

  GeoCities invests predominantly in instruments that are highly liquid, of quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. As of December 31, 1998, GeoCities had approximately $51.0 million in cash and cash equivalents and $38.9 million in short-term and long-term investments. GeoCities regularly invests excess funds in short-term money market funds, government securities and commercial paper.

  Net cash used in operating activities was $14.3 million, $7.2 million, and $2.8 million for the years ended December 31, 1998, 1997 and 1996, respectively. The increase in net cash used resulted primarily from increases in net losses, accounts receivable, and prepaid expenses partially offset by increases in accounts payable and accrued expenses.

  Net cash used in investing activities increased to $47.2 million from $1.3 million and $130,000 for the years ended December 31, 1998 and 1997 and 1996, respectively, primarily due to increased purchases of property and equipment, purchases of securities with the proceeds derived from GeoCities' initial public offering in August 1998, and payments of $2.9 million in connection with the acquisition of Starseed, Inc.

  Net cash provided by financing activities increased to $108.7 million for the year ended December 31, 1998 compared to $12.3 million and $2.9 million for the years ended December 31, 1997 and 1996, respectively resulting primarily from the $84.3 million in net proceeds received from the sale of shares of GeoCities' common stock in connection with the consummation of GeoCities' initial public offering. Furthermore, the receivable of approximately $25.0 million of cash proceeds was received in January 1998 in connection with the sale of shares of GeoCities' preferred stock for $38.0 million in December 1997.

  GeoCities has a bank line of credit for $10.0 million. To date there have been no borrowings under this line of credit. This credit facility includes a $7.0 million revolving facility for working capital and a $3.0 million lease facility. This facility bears interest at the bank's prime rate for the revolving facility and the bank's prime rate plus 0.75% for the lease facility. Any borrowings under this line of credit will be collateralized by substantially all of GeoCities' assets.

  GeoCities' capital requirements depend on numerous factors, including market acceptance of GeoCities' services, the amount of resources GeoCities devotes to investments in the GeoCities community, the resources GeoCities devotes to marketing and selling its services and its brand promotions and other factors. GeoCities has experienced a substantial increase in its capital expenditures and operating lease arrangements since its inception consistent with the growth in its operations and staffing, and anticipates that this will continue for the foreseeable future. Additionally, GeoCities will continue to evaluate possible investments in complementary products, technologies and businesses, and plans to expand its sales and marketing programs. GeoCities currently anticipates that its existing line of credit and available funds will be sufficient to meet its anticipated needs for working capital and capital expenditures for at least the next 12 months.

                              YEAR 2000 READINESS

  Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. These date code fields will need to distinguish 21st century dates from 20th century dates at the turn of this century and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements.

 State of Readiness

  GeoCities has made a comprehensive evaluation of the year 2000 readiness of the information technology systems used in its operations ("IT Systems") and its non-IT Systems, such as building security, voice mail and other systems. GeoCities' evaluation covered the following phases: (1) identification of GeoCities-owned and third-party IT Systems and non-IT Systems; (2) assessment of repair or replacement requirements; (3) repair or replacement; (4) testing;
(5) implementation; and (6) creation of contingency plans in the event of year 2000 failures. GeoCities completed its initial evaluation in October 1998. GeoCities is continuing to monitor all of the new IT Systems and non-IT Systems that it acquires or accesses in the normal course of its business.

  Based on this evaluation, GeoCities identified two database tables whose date of birth field is stored as a character string and therefore is not year 2000 compliant. All programs affected by the aforementioned noncompliance have been identified and will convert to a year 2000 compliant system prior to the end of the second quarter of 1999. In addition, as a result of the preliminary evaluation, all production server operating systems are undergoing an upgrade to Solaris 2.6, which is certified year 2000 compliant by the manufacturer. Other than the foregoing, based on its preliminary evaluation, GeoCities believes it is year 2000 compliant.

  In addition to the IT Systems and non-IT Systems within its direct control, GeoCities relies, both domestically and internationally, upon various vendors, governmental agencies, utility companies, telecommunications service companies, delivery service companies and other service providers who are outside of GeoCities' control. We cannot assure you that these parties will not suffer a year 2000 business disruption, which could have a material adverse effect on GeoCities' business, results of operations and financial condition.

 Costs

  To date, GeoCities has not incurred any material expenditures in connection with identifying or evaluating year 2000 compliance issues. Most of its expenses have related to the opportunity cost of time spent by employees of GeoCities evaluating its IT Systems and non-IT Systems, year 2000 compliance matters generally, and repairing existing IT Systems and non-IT Systems, based on the findings of its preliminary evaluation.

 Contingency Plan and Monitoring

  GeoCities is continuing to monitor its operations for year 2000 readiness, including developing its contingency plan to be year 2000 compliant. If additional year 2000 compliance issues are discovered, GeoCities will evaluate the need for repair or replacement or contingency plans relating to such issues.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  GeoCities is exposed to the impact of interest rate changes and change in the market values of its investments.

Interest Rate Risk

  GeoCities' exposure to market rate risk for changes in interest rates relates primarily to GeoCities' investment portfolio. GeoCities has not used derivative financial instruments in its investment portfolio. GeoCities invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issuer. GeoCities protects and preserves its invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, GeoCities' future investment income may fall short of expectations due to changes in interest rates, or GeoCities may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

Investment Risk

  In 1997 GeoCities formed a joint venture with SOFTBANK Corporation of Japan called GeoCities Japan Corporation. GeoCities owns 40% of the joint venture. To date, GeoCities has not generated a material amount of revenue from its ownership interest in the joint venture. This investment is included in other assets and is accounted for under the equity method. GeoCities' policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying value of this joint venture. GeoCities identifies and records impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. To date, no such impairment has been recorded.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  GeoCities' financial statements, schedules and supplementary data, as listed under Item 14, appear in a separate section of this Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

  The executive officers and directors and other key employees of GeoCities, and their ages and positions, are as follows:

             Name           Age                             Position(s)
             ----           ---                             -----------
   David C. Bohnett(1).....  42 Chairman of the Board and Secretary
   Thomas R. Evans.........  44 Chief Executive Officer, President and Director
   Stephen L. Hansen.......  42 Chief Operating Officer and Chief Financial Officer
   Michael G. Barrett......  36 Senior Vice President, Advertising Sales and Strategic Partnerships
   David J. Codiga.........  40 Senior Vice President, Operations and Development
   Steven D. Bardack.......  31 Vice President, Strategic and Business Development
   Kelly L. Boyer..........  33 Vice President, Human Resources
   James G. Glicker........  44 Vice President, Marketing
   William E. Losch........  37 Vice President, Finance
   Michael A. McConachie...  41 Vice President, Engineering
   Edward J. Pierce........  47 Vice President, Legal Affairs and General Counsel
   John C. Rezner..........  35 Chief Technical Officer
   Richard H. Rygg.........  42 Vice President, Community and Publishing Tools
   Jerry D. Colonna(2).....  35 Director
   Eric C. Hippeau(1)......  47 Director
   Peter H. Mills(1)(3)....  47 Director
   David S. Wetherell(2)...  44 Director

--------
(1)  Member of Nominating Committee
(2)  Member of Compensation Committee
(3)  Member of Audit Committee

  Set forth below is certain information regarding the business experience during the past five years of each of the above-named persons.

  DAVID C. BOHNETT has served as GeoCities' Chairman of the Board and Secretary since he founded GeoCities in November 1994. From November 1994 to April 1998, Mr. Bohnett also served as GeoCities' Chief Executive Officer and President. From November 1994 to November 1997, Mr. Bohnett also served as GeoCities' Chief Financial Officer. Prior to founding GeoCities, from February 1990 to May 1994, Mr. Bohnett served as Director of Product Marketing at Goal Systems, which merged with LEGENT, a software company. From 1988 to 1990, Mr. Bohnett was Chief Financial Officer of Essential Software, which merged with Goal Systems. Mr. Bohnett received his B.S. degree in Business Administration from the University of Southern California and his M.B.A. degree in Finance from the University of Michigan.

  THOMAS R. EVANS has served as GeoCities' Chief Executive Officer and President since April 1998. From 1991 to April 1998, Mr. Evans served as President and Publisher of U.S. News & World Report, a magazine that reports on domestic and international current events. From January 1997 to April 1998, Mr. Evans also served as President and Publisher of The Atlantic Monthly, a magazine that features articles on art, literature, politics and technology. In addition, from May 1995 to April 1998, Mr. Evans also served as President and Publisher of Fast Company, a magazine that showcases business people and ideas. From 1990 to 1991, Mr. Evans served as Vice President, Advertising Director of U.S. News & World Report. Mr. Evans received his B.S. degree in Business Administration from Arizona State University.

  STEPHEN L. HANSEN has served as GeoCities' Chief Operating Officer since May 1998 and Chief Financial Officer since November 1997. From November 1997 to May 1998, Mr. Hansen also served as

GeoCities' Chief Administrative Officer. From September 1992 to January 1994, Mr. Hansen served as Senior Vice President and Chief Financial Officer for Universal Studios Hollywood. From January 1994 to November 1997, Mr. Hansen served as Senior Vice President and Chief Financial Officer for the Recreation Group of Universal Studios, a studio that produces and distributes films, videos, television shows and music. From 1979 to 1992, Mr. Hansen was with KPMG Peat Marwick, most recently as a partner in the Entertainment, Media and Technology Group. Mr. Hansen received his B.S. degree in Accounting from the University of Southern California and is a Certified Public Accountant.

  MICHAEL G. BARRETT has served as GeoCities' Senior Vice President, Advertising Sales and Strategic Partnerships since December 1998. Prior to December 1998, Mr. Barrett served as Vice President, Advertising Sales from September 1997. From November 1995 to September 1997, Mr. Barrett served as Vice President, Advertising for Disney Online, the online division of The Walt Disney Company. From February 1994 to September 1995, Mr. Barrett served as Associate Publisher at Family PC, a magazine that advises parents on home computing. Mr. Barrett received his B.A. degree in Economics from College of the Holy Cross in 1984.

  DAVID J. CODIGA has served as GeoCities' Senior Vice President, Operations and Development since January 1999. From 1993 to 1998 Mr. Codiga served in various senior management positions at Universal Studios, Inc., recreation Group including: Executive Vice President, Universal Creative from 1996 to 1998; Senior Vice President, Group Operations from 1993 to 1996; and Vice President, Planning and Development from 1991 to 1993. Mr. Codiga received his B.A. degree in Political Science from California State University, Chico in 1981.

  STEVEN D. BARDACK has served as GeoCities' Vice President, Strategic and Business Development since December 1998. From May 1998 to December 1998, Mr. Bardack served as GeoCities' Director of Strategic Development. From August 1996 to April 1998, Mr. Bardack served as Manager at LEK/Alcar Consulting, where he was a strategic management consultant with emphasis in new media. From August 1994 to August 1996, Mr. Bardack served as a Management Consultant with Monitor Company. Mr. Bardack received his B.A. degree in Economics from the University of California, Berkeley in 1990 and his J.D. and M.B.A. degrees from the University of Southern California in 1994.

  KELLY L. BOYER has served as GeoCities' Vice President, Human Resources since June 1998. From February 1997 to May 1998, Ms. Boyer was Senior Director, Human Resources for the strategic catalog marketing start-up division of EMI-Capitol Music Group. From July 1995 to January 1997, Ms. Boyer served as Director for the Human Resources/Organizational Development team for the Coach Leatherware/Personal Products subsidiary of the Sara Lee Corporation in New York. From August 1993 to July 1995, Ms. Boyer served as Senior Manager, Employee Relations for The Walt Disney Company's Specialty Retail/Consumer Products division. Ms. Boyer received her M.S. degree in Organizational Development from Northwestern University and her B.A. degree in Advertising/Communications from Michigan State University.

  JAMES G. GLICKER has served as GeoCities' Vice President, Marketing since May 1998. From November 1997 to May 1998, Mr. Glicker served as Vice President, Sales & Marketing for 1-800-FLOWERS, an online florist. From 1991 to June 1997, Mr. Glicker held various positions at BMG (music subsidiary of the Bertelsmann Music Group), including Chief Executive Officer and Managing Director, BMG Australia/New Zealand and Senior Vice President, WorldWide Marketing and Sales with BMG Classics. Mr. Glicker received his B.A. degree in English from Yale University and his M.B.A. degree in Finance/Marketing from the University of Michigan.

  WILLIAM E. LOSCH has served as GeoCities' Vice President, Finance since March 1998. From October 1997 to February 1998, Mr. Losch served as Vice President, Finance and Planning for Universal City Hollywood, the operations of Universal CityWalk and Universal Studios Hollywood theme park. From November 1995 to October 1997, Mr. Losch served as Vice President, Controller of Universal City Hollywood. From December 1988 to October 1995, Mr. Losch served as the Chief Financial Officer of MCA Development, the real estate division of MCA. From March 1984 to November 1988, Mr. Losch was employed with KPMG Peat

Marwick and served most recently as a manager of that firm. Mr. Losch received his B.A. degree in Economics from the University of California, Los Angeles, and is a Certified Public Accountant.

  MICHAEL A. MCCONACHIE has served as GeoCities' Vice President, Engineering since October 1998. Prior to that time, Mr. McConachie served as Vice President, Product Development and Information Technology from 1996 to October 1998 at Pacific Bell Interactive Media. From 1987 to 1996, Mr. McConachie held various management positions at Rand McNally including Director, New Media Product Development, Publishing Group. Mr. McConachie received his B.A. degree in Political Science from the University of Illinois in 1980 and his M.B.A. in finance from Southern Illinois University in 1984.

  EDWARD J. PIERCE has served as GeoCities' Vice President, Legal Affairs and General Counsel since October 1997. From June 1997 to October 1997, Mr. Pierce served as General Counsel for GeoCities. From 1987 through April 1997, Mr. Pierce was a partner with the law firm of Seyfarth, Shaw, Fairweather & Geraldson. From 1982 through 1987, Mr. Pierce was affiliated with the law firm of Pollard, Bauman, Slome & McIntosh, as an associate from 1982 through 1984, and as a partner from 1985 through 1987. Mr. Pierce received his B.A. degree in French literature from Yale University, his M.A.T. degree in English from Brown University and his J.D. degree from Harvard University.

  JOHN C. REZNER has been GeoCities' Chief Technical Officer and co-founder since January 1995. From August 1995 to October 1998, Mr. Rezner also served as GeoCities' Vice President, Operations. From 1986 to January 1995, Mr. Rezner served in various capacities at McDonnell Douglas, an aerospace company, last serving as the Head of Information Systems of the AISF Group. Mr. Rezner received his B.S. degree in Computer Science from California State Polytechnic University, Pomona and his M.S. degree in Computer Science from the University of Southern California.

  RICHARD H. RYGG has served as GeoCities' Vice President, Community and Publishing Tools since March 1997. In April 1996, Mr. Rygg founded Digital City of Los Angeles, a joint venture of America Online, an online service provider, and the Tribune Company, a newspaper publisher and owner of television stations. From April 1996 to March 1997, Mr. Rygg served as the General Manager and "Mayor" of Digital City of Los Angeles. From January 1995 to April 1996, Mr. Rygg served as President of the Entertainment Communication Network. Mr. Rygg received his B.S. degree in Engineering Geology from Brigham Young University and his M.B.A. degree in Finance with an emphasis on management-information systems from Pennsylvania State University.

  JERRY D. COLONNA has served as a director of GeoCities since January 1998. In July 1996, Mr. Colonna founded Flatiron Partners LLC ("Flatiron Partners"), a venture investment program affiliated with Chase Capital Partners and SOFTBANK Technology Ventures IV L.P. In February 1995, Mr. Colonna joined CMG@Ventures as a founding partner and currently remains as a profit partner. From 1985 to 1993, Mr. Colonna served in a variety of positions at InformationWeek, a technology magazine, including three years as its Editor. From 1985 to 1995, Mr. Colonna served in various capacities at CMP Media Inc., a technology publishing firm, last serving as its Editorial Director, Interactive Media Group. Mr. Colonna received his B.A. degree in English Literature from Queens College, CUNY.

  ERIC C. HIPPEAU has served as a director of GeoCities since January 1997. Since 1993, Mr. Hippeau has served as Chairman of the Board and Chief Executive Officer of Ziff-Davis Inc. ("Ziff Davis"), an integrated media and marketing company focused on computing and internet-related technology. Ziff Davis is a subsidiary of SOFTBANK Holdings, Inc. From 1989 to 1993, Mr. Hippeau served in a variety of positions at Ziff-Davis, Inc., including Executive Vice President, President and Chief Operating Officer. Mr. Hippeau currently serves as a Director of Yahoo! Inc., an Internet media company. Mr. Hippeau attended The Sorbonne in Paris.

  PETER H. MILLS has served as a director of GeoCities since January 1996. Since March 1995, Mr. Mills has been a General Partner of CMG@Ventures. Prior to joining CMG@Ventures, Mr. Mills served as the Chief Executive Officer of the United States Display Consortium, a non-profit consortium established to develop and organize the U.S. manufacturing infrastructure required to support world-class manufacturing of flat panel displays. Prior to that, Mr. Mills served as Chief Administrative Officer of SEMATECH, a research and development consortium of U.S. semiconductor manufacturers. In 1982, Mr. Mills co-founded Softtrend Inc., a microcomputer software publisher, and, after its merger with BPI Systems, served as Vice President of BPI Systems. Mr. Mills received his B.S. degree in Communications from Ithaca College and his M.B.A. degree in Marketing from the Graduate School of Business at Columbia University.

  DAVID S. WETHERELL has served as a director of GeoCities since June 1996. Mr. Wetherell serves as the Chairman of the Board, Chief Executive Officer, President and Secretary of CMG Information Services, Inc. In January 1995, Mr. Wetherell founded CMG@Ventures, a venture capital firm. In 1994, Mr. Wetherell founded BookLink Technologies, which was later acquired by America Online. In 1982, Mr. Wetherell co-founded Softtrend Inc., a microcomputer software publisher. Mr. Wetherell is Chairman of the Board of SalesLink Corporation, a literature fulfillment business, and is a director of Lycos, Inc. Mr. Wetherell received his B.S. degree in Mathematics and Education from Ohio Wesleyan University.

  There are no family relationships among any of GeoCities' directors or executive officers. Currently, all directors hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified.

Board Committees

  The Audit Committee of the Board of Directors reviews, acts on and reports to the Board of Directors with respect to various internal and external auditing and accounting matters, including the selection of GeoCities' independent accountants, the scope and results of the annual audits, fees to be paid to the independent accountants, the performance of the independent accountants, and the accounting practices of GeoCities. The Audit Committee also reviews GeoCities' compliance with legal matters that have a significant impact on GeoCities' financial condition. The Audit Committee also consults with GeoCities' management and GeoCities' independent accountants prior to the presentation of financial statements to stockholders and, as appropriate, initiates inquiries into aspects of GeoCities' financial affairs. The current members of the Audit Committee are Messrs. Mills and Colonna.

  The Compensation Committee of the Board of Directors reviews and makes recommendations to the Board of Directors regarding GeoCities' compensation policies and all forms of compensation to be provided to executive officers and directors of GeoCities, including, among other things, annual salaries and bonuses and stock option and other incentive compensation arrangements of GeoCities. In addition, the Compensation Committee reviews bonus and stock compensation arrangements for all other employees of GeoCities. The current members of the Compensation Committee are Messrs. Colonna and Wetherell.

  The Nominating Committee of the Board of Directors makes recommendations to the Board of Directors regarding nominees for the Board of Directors. The current members of the Nominating Committee are Messrs. Bohnett, Hippeau and Mills.

Director Compensation and Other Arrangements

  GeoCities does not currently compensate its directors for attending Board of Directors or committee meetings, but reimburses directors for their reasonable travel expenses incurred in connection with attending meetings of the Board of Directors or committees of the Board of Directors.

 1998 Stock Incentive Plan

  In July 1998, GeoCities adopted the 1998 Stock Incentive Plan (the "1998 Stock Incentive Plan") as the successor equity incentive program to GeoCities' 1997 Stock Option Plan. The 1998 Stock Incentive Plan was adopted by the Board of Directors of GeoCities and approved by the stockholders of GeoCities in July 1998.

The 1998 Stock Incentive Plan is divided into five separate components, two of which are applicable to directors: (i) the Automatic Option Grant Program, which may, in the Plan Administrator's sole discretion, be activated for one or more calendar years and, if so activated, will automatically grant options to eligible, non-employee members of the Board of Directors at periodic intervals to purchase shares of GeoCities Common Stock at an exercise price equal to the fair market value thereof on the grant date; and (ii) the Director Fee Option Grant Program, which may, in the Plan Administrator's sole discretion, be activated for one or more calendar years and, if so activated, will allow non-employee Board members the opportunity to apply a portion of the annual retainer fee otherwise payable to them in cash each year to the acquisition of special below-market option grants. Neither the Automatic Option Grant Program nor the Director Fee Option Grant Program has yet been activated.

Compliance With Section 16(a) of the Exchange Act

  Section 16(a) of the Securities Exchange Act of 1934 requires GeoCities' officers and directors, and persons who own more than 10% of a registered class of GeoCities' equity securities, to file reports of ownership and changes in ownership with the Commission and the National Association of Securities Dealers. Officers, directors and stockholders owning greater than 10% of the Common Stock of GeoCities are required by SEC regulations to furnish GeoCities with copies of all reports filed pursuant to Section 16(a).

  Based solely on review of copies of such reports required by Section 16(a) or written representations that no such reports were required, GeoCities believes that during 1998, all of its officers, directors, and stockholders owning greater than 10% of the Common Stock of GeoCities timely complied with all applicable Section 16(a) filing requirements except as set forth below.

  The Form 3s for each of David C. Bohnett, Stephen L. Hansen, John C. Rezner, Thomas R. Evans, Peter H. Mills, David S. Wetherell, James G. Glicker, William
E. Losch, Jerry D. Colonna, Eric C. Hippeau, Harry S. Lambert, SOFTBANK Holdings Inc. and CMG@Ventures were timely submitted to the Commission for filing on August 10, 1998. However, the Commission did not accept these filings because of illegibility, and these Form 3s were subsequently re-submitted to the Commission for filing. In addition, the Form 3 filed for Mr. Bohnett inadvertently failed to disclose a call option granted by Mr. Bohnett against certain of his shares of GeoCities common stock.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Summary

  The following Summary Compensation Table sets forth the compensation received by GeoCities' Chief Executive Officer and by the other four executive officers of GeoCities whose salary and bonus exceeded $100,000 in 1998 (the "Named Executive Officers") for services rendered in all capacities to GeoCities during 1998. No executive who would otherwise have been includable in such table on the basis of salary and bonus earned for 1998 has resigned or otherwise terminated employment during 1998.

                          Summary Compensation Table

                                     Annual        Long Term
                                  Compensation    Compensation
                                ----------------- ------------
                                                   Securities
Name and Principal                                 Underlying     All Other
Positions                  Year Salary(1)  Bonus    Options    Compensation(2)
------------------         ---- --------- ------- ------------ ---------------
Thomas R. Evans........... 1997     $--   $   --         --         $ --
 Chief Executive Officer,  1998  132,634      --   1,632,760          --
  President and Director
Stephen L. Hansen......... 1997   33,333      --     450,000          --
 Chief Operating Officer
  and Chief                1998  200,000   34,167    600,000          --
 Financial Officer
Michael G. Barrett........ 1997   50,974      --     280,000          --
 Senior Vice President,
  Advertising              1998  405,586   40,000    330,000        2,500
 Sales and Strategic
  Partnerships
David C. Bohnett.......... 1997  160,000      --         --           857
 Chairman and Secretary    1998   65,465  133,332        --         1,202
John C. Rezner............ 1997  125,000   22,672    200,000        1,945
 Chief Technical Officer   1998  157,956   47,298    294,602        2,044

--------
(1) Includes cash compensation earned and received by executive officers as well as amounts earned but deferred by executive officers pursuant to the GeoCities 401(k) Plan.

(2) Consists of GeoCities' matching contribution under its 401(k) Plan.

Option Grants in Last Year

  The following table sets forth certain information concerning options granted to the Named Executive Officers during 1998. No stock appreciation rights were granted to any of the Named Executive Officers.

               Option Grants during Year Ended December 31, 1998

                                              Individual Grants
                         ------------------------------------------------------------
                                                                                       Potential Realization Value at
                         Number of                                                        Assumed Annual Rates of
                         Securities   % of Total                                          Stock Price Appreciation
                         Underlying Options Granted Exercise  Market Price                   for Option Term(3)
                          Options   to Employees in   Price     on Date    Expiration --------------------------------
          Name           Granted(1)     1998(2)     Per Share   of Grant      Date        0%         5%        10%
          ----           ---------- --------------- --------- ------------ ---------- ---------- ---------- ----------
Thomas R. Evans.........  979,656        17.9%       $ 2.28      $ 5.00      4/9/05   $2,664,664 $4,658,756 $7,311,746
                          653,104        11.9%         2.28        5.00      4/9/05    1,776,443  3,105,837  4,874,498
Stephen L. Hansen.......  150,000         2.7%         9.00        9.00     5/21/05          --     549,585  1,280,768
Michael G. Barrett......   50,000         0.9%        29.38       29.38     12/3/05          --     598,030  1,393,665
David C. Bohnett........      --          --            --          --          --           --         --         --
John C. Rezner..........   20,000         0.4%         9.00        9.00     5/21/05          --      73,278    170,769

--------
(1) Each option represents the right to purchase one share of Common Stock. The options shown in this column are all nonqualified stock options except for the 20,000 options granted to Mr. Rezner, which are incentive stock options. The options shown in this table become exercisable in four equal annual installments commencing one year after the date of grant, except for (a) Mr. Evans' options to purchase up to 653,104 shares, which become exercisable in four equal annual installments commencing April 9, 2001, and (b) Mr. Barrett's options to purchase up to 50,000 shares, which become exercisable in four equal annual installments commencing September 29, 1999.

(2) During 1998, GeoCities granted employees options to purchase an aggregate of 5,459,000 shares of Common Stock.

(3) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The 0%, 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent GeoCities' estimate or projection of GeoCities' future Common Stock prices. These amounts represent certain assumed rates of appreciation in the value of GeoCities Common Stock from the exercise price of such options, as determined by GeoCities' Board of Directors. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock and overall stock market conditions. The amounts reflected in the table may not necessarily be achieved.

OPTION EXERCISES AND YEAR-END VALUES

  The following table sets forth certain information concerning options to purchase common stock exercised by the Named Executive Officers during 1998 and the number and value of unexercised options held by each of the Named Executive Officers at December 31, 1998. No options or stock appreciation rights were exercised by any Named Executive Officer during such year, and no stock appreciation rights were outstanding on December 31, 1998.

       Aggregated Option Exercises in the Year Ended December 31, 1998,
                          and Year-End Option Values

                                                        Number of Securities           Value of Unexercised
                                                       Underlying Unexercised          in-the-Money Options
                            Number of                Options at Fiscal Year-End        at Fiscal year-End(2)
                         Shares Acquired    Value    -----------------------------   -------------------------
Name                       on Exercise   Realized(1) Exercisable    Unexercisable    Exercisable Unexercisable
----                     --------------- ----------- ------------   --------------   ----------- -------------
David C. Bohnett........         --      $      --             --               --   $      --    $       --
John C. Rezner..........     702,398      1,267,758        174,602          120,000   5,781,739     3,766,500
Stephen L. Hansen.......         --             --          75,000          525,000   2,460,000    15,993,750
Michael G. Barrett......         --             --          40,000          290,000   1,315,000     8,102,500
Thomas R. Evans.........         --             --             --         1,632,760         --     51,178,862

--------
(1) Calculated on the basis of the closing market price on the exercise date less the option exercise price paid for those shares.

(2) Calculated on the basis of the closing market price on December 31, 1998 of $33.625 per share, less the applicable exercise price per share, multiplied by the number of shares underlying such options.

Employment Agreements and Termination of Employment and Change of Control Arrangements

  In November 1997, GeoCities entered into a two-year employment agreement with Mr. Hansen providing for his employment as Chief Financial Officer of GeoCities. The employment agreement provides for an annual base salary of $200,000 and an annual bonus of $50,000, payable semi-annually. In connection with his employment, Mr. Hansen was granted two stock options, the first was a stock option to purchase up to 300,000 shares of Common Stock at an exercise price of $0.825 per share which becomes exercisable in four equal annual installments commencing November 1998, and the second was a stock option to purchase up to 150,000 shares of Common Stock at an exercise price of $0.825 per share which becomes exercisable in four equal annual installments commencing on the first anniversary date of the consummation of GeoCities' initial public offering. Mr. Hansen was appointed GeoCities' Chief Operating Officer in May 1998, and, in connection with such appointment, was granted an additional stock option to purchase up to 150,000 shares of Common Stock at an exercise price of $9.00 per share, which option becomes exercisable in four equal annual installments commencing May 1999. If Mr. Hansen's employment is terminated by GeoCities during the term of his agreement other than for cause, including if Mr. Hansen's employment is terminated other than for cause within 18 months of a change of control of GeoCities, GeoCities, or any successor entity, must pay Mr. Hansen his base salary for a period of six months and vesting in his options for 450,000 shares granted in November 1997 shall be partially accelerated.

  In April 1998, Mr. Evans accepted his offer of employment with GeoCities as President and Chief Executive Officer. Mr. Evans is paid an annual base salary of $200,000 and, so long as he remains employed by GeoCities, is eligible to receive annual bonuses of up to $100,000 subject to GeoCities achieving certain financial results and certain other conditions. GeoCities also agreed to loan Mr. Evans $100,000. The loan to Mr. Evans was made in July 1998 and is payable by Mr. Evans on May 8, 1999. The loan is unsecured. This loan was approved by a majority of the stockholders of GeoCities in May 1998. In connection with his employment, Mr. Evans was also granted two stock options. The first was an option to purchase up to 979,656 shares of Common Stock at an exercise price of $2.28 per share which becomes exercisable in four equal annual installments commencing April 1999 and the second was an option to purchase up to 653,104 shares of Common Stock at an exercise price of $2.28 per share which becomes exercisable in four equal annual installments commencing April 2001. If GeoCities is acquired during his first year of employment, Mr. Evans will receive credit for one year of accelerated vesting in his first option. In addition, if Mr. Evans' employment is terminated by GeoCities prior to the first anniversary of his employment, other than for cause, GeoCities must pay Mr. Evans his base salary for a period of six months and Mr. Evans will receive credit for one year of accelerated vesting in his first option.

  In September 1997, GeoCities entered into a one-year employment agreement with Mr. Barrett providing for his employment as Vice President, Advertising Sales of GeoCities. The employment agreement provides for an annual base salary of $200,000 and an annual bonus of $25,000, which was paid in January 1998. In addition, for the one-year term of the agreement, Mr. Barrett is eligible to receive certain commissions based on GeoCities' net revenues. In connection with his employment, Mr. Barrett was granted two stock options. The first was a stock option to purchase up to 160,000 shares of Common Stock at an exercise price of $0.75 per share which becomes exercisable in four equal annual installments commencing in September 1998, and the second was a stock option to purchase up to 120,000 shares of Common Stock at an exercise price of $0.75 per share which becomes exercisable in four equal annual installments commencing September 1999. In addition to these two options, on December 3, 1998, Mr. Barrett was granted an additional option to purchase up to 50,000 shares of Common Stock at an exercise price of $29.375 per share. This option becomes exercisable in four equal annual installments commencing September 1999. If Mr. Barrett's employment is terminated by GeoCities during the term of his agreement other than for cause, including if Mr. Barrett is terminated other than for cause within 12 months of a change of control of GeoCities, or if GeoCities elects not to continue Mr. Barrett's employment beyond the one-year term of his agreement, GeoCities, or any successor entity, must pay Mr. Barrett his base salary for a period of six months and vesting in his options for up to 280,000 shares granted in September 1997 shall be partially accelerated. The actual number of the 280,000 option shares that would be accelerated for Mr. Barrett would depend on the timing of the termination without cause. In addition, Mr. Barrett's option to purchase up to 50,000 shares of common stock was granted to him in December 1998 under the 1998 Stock Incentive Plan which includes an acceleration provision that provides for full acceleration of such option if his employment is involuntarily terminated within 18 months following a change of control.

Limitation of Liability and Indemnification Matters

  The GeoCities Certificate of Incorporation (the "Certificate") provides that, except to the extent prohibited by the Delaware General Corporation Law ("DGCL"), GeoCities' directors shall not be personally liable to GeoCities or its stockholders for monetary damages for any breach of fiduciary duty as directors of GeoCities. Under the DGCL, the directors have a fiduciary duty to GeoCities which is not eliminated by this provision of the Certificate and, in appropriate circumstances, equitable remedies such as injunctive or other forms of nonmonetary relief will remain available. In addition, each director will continue to be subject to liability under the DGCL for breach of the director's duty of loyalty to GeoCities, for acts or omissions which are found by a court of competent jurisdiction to be not in good faith or which involve intentional misconduct, or knowing violations of law, for actions leading to improper personal benefit to the director, and for payment of dividends or approval of stock repurchases or redemptions that are prohibited by DGCL. This provision also does not affect the directors' responsibilities under any other laws, such as the Federal securities laws or state or Federal environmental laws. GeoCities has obtained liability insurance for its officers and directors.

  Section 145 of the DGCL empowers a corporation to indemnify its directors and officers and to purchase insurance with respect to liability arising out of their capacity or status as directors and officers, provided that this provision shall not eliminate or limit the liability of a director: (i) for any breach of the director's duty of loyalty to the corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) arising under
Section 174 of the DGCL, or (iv) for any transaction from which the director derived an improper personal benefit. The DGCL provides further that the indemnification permitted thereunder shall not be deemed exclusive of any other rights to which the directors and officers may be entitled under the corporation's bylaws, any agreement, a vote of stockholders or otherwise. The Certificate provides that GeoCities shall, to the fullest extent permitted by the DGCL, indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding (whether civil, criminal, administrative or investigative) by reason of the fact that such person is or was a director or officer of GeoCities, or is or was serving at the request of GeoCities as a director or officer of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with such action, suit or proceeding.

  GeoCities has entered into indemnification agreements with its directors and certain of its officers containing provisions that may require GeoCities, among other things, to indemnify such directors and officers against certain liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified, and to obtain directors' and officers' liability insurance if maintained for other directors of officers.

  At present, there is no pending litigation or proceeding involving any director, officer, employee or agent as to which indemnification will be required or permitted.

Compensation Committee Interlocks and Insider Participation

  GeoCities' Compensation Committee consists of Messrs. Colonna and Wetherell, neither of whom has been an officer or employee of GeoCities at any time since GeoCities' inception.

  No executive officer of GeoCities serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of GeoCities' Board of Directors or Compensation Committee. Prior to the formation of the Compensation Committee in September 1996, the Board of Directors of GeoCities as a whole made decisions relating to compensation of GeoCities' executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information regarding beneficial ownership of GeoCities Common Stock as of December 31, 1998, by (1) each person or group of affiliated persons known by GeoCities to own beneficially more than 5% of the outstanding shares of GeoCities' common stock, (2) the Named Executive Officers, (3) each of GeoCities' directors, and (4) all directors and executive officers of GeoCities as a group. Unless otherwise indicated, the address for each of the following stockholders is 4499 Glencoe Avenue, Marina del Rey, California 90292.

                                             Shares Beneficially
                                                   Owned(1)
                                            ----------------------
                                              Common   Exercisable Percentage of
          Name of Beneficial Owner            Stock    Options(2)  Ownership(3)
          ------------------------          ---------- ----------- -------------
   CMG@Ventures, Inc.(4)..................   8,772,356  1,000,000      29.6%
     Peter H. Mills
     David S. Wetherell
   SOFTBANK Holdings Inc.(5)..............   8,932,460        --       27.9%
     Eric C. Hippeau
   David C. Bohnett(6)....................   2,325,850    300,000       8.1%
   Chase Venture Capital Associates,
    L.P.(7)...............................   1,749,736        --        5.5%
   John C. Rezner(8)......................     702,398    174,602       2.7%
   Jerry D. Colonna(9)....................     171,924        --         *
   Thomas R. Evans(10)....................         --         --         *
   Stephen L. Hansen(11)..................         --      75,000        *
   Michael G. Barrett(12).................         --      40,000        *
   All directors and executive officers as
    a group (13 persons)..................  20,356,780  1,415,000      65.1%

--------
  *  Less than one percent

 (1) The shares beneficially owned and percentage of ownership are based on 32,019,000 shares of GeoCities common stock outstanding as of December 31, 1998.

 (2) Includes shares of GeoCities common stock issuable upon exercise of options which are exercisable within 60 days of December 31, 1998.

 (3) Shares of GeoCities common stock subject to options which are currently exercisable or exercisable within 60 days of December 31, 1998, are, in accordance with the rules of the Commission, deemed outstanding for computing the percentages of the person holding such options, but are not deemed outstanding for computing the percentages of any other person. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned.

 (4) Includes 8,267,888 shares of GeoCities common stock and an option currently exercisable for 1,000,000 shares of common stock held by CMG@Ventures I, LLC, and 504,468 shares of GeoCities common stock held by CMG@Ventures II, LLC, each of which are affiliates of CMG@Ventures, Inc. The address of CMG@Ventures, Inc., CMG@Ventures I, LLC and CMG@Ventures II, LLC is 2420 Sand Hill Road, Suite 101, Menlo Park, CA 94025. Messrs. Mills and Wetherell are each profit members of CMG@Ventures I, LLC, and directors of GeoCities. Messrs. Mills and Wetherell disclaim beneficial ownership of such shares except to the extent of their pecuniary interest therein.

 (5) Includes (a) 1,838,848 shares of GeoCities common stock held by SOFTBANK Technology Ventures IV L.P., an affiliate of SOFTBANK Holdings Inc. (which number includes (i) 100,000 shares of GeoCities common stock held by SOFTBANK Holdings Inc. and subject to an option held by Mr. Hippeau to purchase such shares from SOFTBANK Holdings Inc., which option vests over a three-year period commencing in January 1998 and (ii) 50,000 shares of GeoCities common stock held by SOFTBANK Holdings Inc. and subject to an option held by Ronald D. Fisher, Vice Chairman of SOFTBANK Holdings Inc. and SOFTBANK America Inc.) and (b) 37,526 shares of Geo Cities common stock held by SOFTBANK Technology Advisors Fund L.P., an affiliate of SOFTBANK Holdings Inc. The address of SOFTBANK Holdings Inc. and the entities associated with SOFTBANK Holdings Inc. is 10 Langley

    Road, Newton Center, MA 02159-1972. Mr. Hippeau, Chairman of the Board and Chief Executive Officer of Ziff-Davis, a subsidiary of SOFTBANK Holdings Inc., is a director of GeoCities.

 (6) Excludes options to purchase an additional 300,000 shares of GeoCities common stock which are not currently exercisable or exercisable within 60 days of December 31, 1998.

 (7) Includes 171,924 shares of GeoCities common stock held by the Flatiron Fund. The Flatiron Fund is a venture investment program affiliated with Chase Capital Partners, an affiliate of Chase Venture Capital Associates, L.P. The address of Chase Venture Capital Associates, L.P. and the entities associated with Chase Venture Capital Associates, L.P. is Chase Capital Partners, 380 Madison Avenue, New York, NY 10017.

 (8) Excludes options to purchase a total of 120,000 shares of GeoCities common stock that were issued to Mr. Rezner in connection with his employment and which are not currently exercisable or exercisable within 60 days of December 31, 1998.

 (9) Consists of 171,924 shares of GeoCities common stock held by the Flatiron Fund, of which Mr. Colonna is a partner. Mr. Colonna disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(10) Excludes options to purchase up to 1,632,760 shares of GeoCities common stock that were issued to Mr. Evans in connection with his employment and which are not currently exercisable or exercisable within 60 days of December 31, 1998. On April 9, 1999, 244,914 of these options will become exercisable in accordance with the terms of Mr. Evans' option agreement.

(11) Excludes options to purchase an additional 525,000 shares of GeoCities common stock that were issued to Mr. Hansen in connection with his employment and which are not currently exercisable or exercisable within 60 days of December 31, 1998. On May 21, 1999, an additional 37,500 of these options will become exercisable in accordance with the terms of Mr. Hansen's option agreement.

(12) Excludes options to purchase an additional 290,000 shares of GeoCities common stock that were issued to Mr. Barrett in connection with his employment and which are not currently exercisable or exercisable within 60 days of December 31, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Since January 1, 1998, other than as described below or elsewhere in this Report there has not been any transaction or series of similar transactions to which GeoCities was or is a party in which the amount involved exceeded or exceeds $60,000 and in which any director, executive officer, holder of more than 5% of any class of GeoCities' voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than the transactions described below. See "Executive Compensation--Employment Agreements and Termination of Employment and Change of Control Arrangements" and "--Limitation of Liability and Indemnification Matters."

Transactions with Directors, Officers and 5% Stockholders

  In connection with his employment with GeoCities, GeoCities agreed to loan Mr. Evans $100,000. The loan to Mr. Evans was made in July 1998 and is repayable by Mr. Evans on May 8, 1999. The loan is unsecured.

  Mr. Losch, GeoCities' Vice President, Finance, has entered into an agreement with GeoCities which, subject to certain limitations, provides for a severance payment equal to six months of his base salary if his employment with GeoCities is terminated without cause during the first two years of his employment. Mr. Pierce, GeoCities' Vice President, Legal Affairs and General Counsel, has entered into an agreement with GeoCities which provides for partial acceleration of his options if GeoCities is acquired and a severance payment equal to six months of his base salary in the event his employment with GeoCities terminates following the acquisition of GeoCities. In addition, Mr. Glicker, GeoCities' Vice President, Marketing, has entered into an agreement with GeoCities which provides for partial acceleration of his options if GeoCities is acquired.

  For a description of certain options granted to the executive officers and directors of GeoCities since January 1, 1998, see "Executive Compensation-- Employment Agreements and Termination of Employment and Change of Control Arrangements."

                                   PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Documents filed as part of this Report:

  1. Financial Statements. The following financial statements of GeoCities are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

                                                                           Page
                                                                           ----
GeoCities Consolidated Financial Statements

Report of Independent Accountants........................................   F-2

Consolidated Balance Sheets at December 31, 1998 and 1997................   F-3

Consolidated Statements of Operations for each of the three years in the
 period ended December 31, 1998..........................................   F-4

Consolidated Statements of Stockholders' Equity (Deficiency) for each of
 the three years in the period ended December 31, 1998...................   F-5

Consolidated Statements of Cash Flows for each of the three years in the
 period ended December 31, 1998..........................................   F-6

Notes to Consolidated Financial Statements...............................   F-8

Starseed, Inc. Financial Statements

Independent Auditors' Report.............................................  F-25

Balance Sheets at September 30, 1998 and 1997............................  F-26

Statements of Operations for the year ended September 30, 1998 and for the period from October 8, 1996 (date of inception) to September 30,
 1997....................................................................  F-27

Statement of Shareholders' Deficit for the year ended September 30, 1998 and for the period from October 8, 1996 (date of inception) to September
 30, 1997................................................................  F-28

Statement of Cash Flows for the year ended September 30, 1998 and for the period from October 8, 1996 (date of inception) to September 30, 1997... F-29

Notes to Financial Statements............................................  F-30

  2. Financial Statement Schedules. The financial statement schedules of GeoCities have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

  3. Exhibits. The following Exhibits are attached hereto and incorporated herein by reference:

  2.1 Agreement and Plan of Merger dated as of November 10, 1998 by and among GeoCities, GeoCities Acquisition Corporation, Starseed, Inc., Charley
       Lanusse III, Sage Weil and Eric Turner.***

  3.1 Amended and Restated Certificate of Incorporation of the Registrant.*

  3.2 Amended and Restated Bylaws of the Registrant.*

  4.1 Specimen certificate representing shares of Common Stock of the Registrant.*

 10.1 Employment Agreement dated as of November 3, 1997, between the Registrant and Stephen L. Hansen.*


 10.3  Employment Offer Letter dated as of April 9, 1998, between the
        Registrant and Thomas R. Evans.*

 10.4  Employment Agreement dated as of September 30, 1997, between the
        Registrant and Michael G. Barrett.*

 10.5  Codistribution Agreement effective as of December 31, 1997, between the
        Registrant and Yahoo! Inc.*+

 10.6 Master Services Agreement dated November 7, 1997, between the Registrant and Exodus Communications, Inc.*+

 10.7 Joint Venture Agreement dated as of November 6, 1997, by and between the Registrant and SOFTBANK Corporation.*+

 10.8 Third Amended and Restated Rights Agreement dated December 31, 1997, among the Registrant and certain of its stockholders, as amended.*

 10.9  Form of Indemnification Agreement for Officers and Directors of the
        Registrant.*

 10.10 1997 Stock Option Plan, together with Form of Stock Option Agreement.*

 10.11 1998 Stock Incentive Plan, together with Form of Stock Option
        Agreement.*

 10.12 1998 Employee Stock Purchase Plan.*

 10.13 Stock Option Agreement dated January 13, 1997 by and between the
        Registrant and CMG@Ventures.*

 10.14 Stock Option Agreement dated January 13, 1997 by and between the
        Registrant and David C. Bohnett.*

 10.15 Revolving Credit Loan & Security Agreement dated August 6, 1997, as modified.*

 10.16 License Agreement with GeoCities Japan dated November 6, 1997.*

 10.17 Promissory Note dated July 24, 1998.++

 10.18 Standard Office lease dated May 13, 1996, as amended, by and between the Registrant and Maury Herman, as trustee of the Maury Herman Family
        Trust #1.*

 10.19 Adforce Service Agreement dated as of May 4, 1998, between the
        Registrant and IMGIS, Inc.*+

 10.20 Lease dated as of July 6, 1998, by and between the Registrant and Spieker Properties, L.P.*

 10.21 Starseed, Inc. 1998 Stock Option/Stock Issuance Plan.***

 10.22 Form of Stock Option Agreement under the Starseed, Inc. 1998 Stock
        Option/Stock Issuance Plan.***

 10.23 Agreement and Plan of Merger by and among Yahoo! Inc., Home Page
        Acquisition Corp. and GeoCities, dated as of January 27, 1999.****

 21.1  Subsidiaries.

 23.1  Consent of PricewaterhouseCoopers LLP, Independent Accountants.

 24.1  Power of Attorney (contained on signature page on page 52).

 27.1  Financial Data Schedule.

--------
   + Confidential treatment has been granted for portions of these agreements.
     Omitted portions have been filed separately with the Commission.

  ++ Correction of Exhibit 10.21 filed with the Registrant's Registration
     Statement on Form S-1 (File No. 333-56659) which was declared effective on August 11, 1998. The original exhibit filed with the Registrant's Registration Statement on Form S-1 misstated the due date of the note as 180 days after the occurrence of certain events instead of 270 days.

   * Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-1 (File No. 333-56659) which was declared effective on August 11, 1998.

  ** Incorporated by reference to the exhibits filed with the Registrant's
     Quarterly Report on Form 10-Q for the period ending September 30, 1998.

 *** Incorporated by reference to the exhibits filed with the Registrant's
     Current Report on Form 8-K filed on December 18, 1998.

**** Incorporated by reference to the annexes filed with the Registrant's
     Proxy Statement filed on February 26, 1999.

  (b) Reports on Form 8-K:

  In a Current Report on Form 8-K dated December 4, 1998, filed on December 18, 1998, and amended on February 16, 1999, GeoCities disclosed its acquisition of Starseed, Inc.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Marina del Rey, State of California, on the 5th day of March, 1999.

                                          GEOCITIES

                                                 /s/ Stephen L. Hansen
                                          By: _________________________________
                                                     Stephen L. Hansen
                                                Chief Operating Officer and
                                                  Chief Financial Officer

                               POWER OF ATTORNEY

  KNOW ALL MEN BY THESE PRESENTS, the undersigned hereby constitute and appoint Stephen L. Hansen, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

             Signature                           Title                  Date
             ---------                           -----                  ----

      /s/ David C. Bohnett           Chairman of the Board and      March 5, 1999
____________________________________  Secretary
          David C. Bohnett

      /s/ Thomas R. Evans            Chief Executive Officer,       March 5, 1999
____________________________________  President and Director
          Thomas R. Evans             (principal executive
                                      officer)

     /s/ Stephen L. Hansen           Chief Operating Officer and    March 5, 1999
____________________________________  Chief Financial Officer
         Stephen L. Hansen            (principal financial and
                                      accounting officer)

      /s/ Jerry D. Colonna           Director                       March 5, 1999
____________________________________
          Jerry D. Colonna

      /s/ Eric C. Hippeau            Director                       March 5, 1999
____________________________________
          Eric C. Hippeau

       /s/ Peter H. Mills            Director                       March 5, 1999
____________________________________
           Peter H. Mills

     /s/ David S. Wetherell          Director                       March 5, 1999
____________________________________
         David S. Wetherell

                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
GeoCities Consolidated Financial Statements
-------------------------------------------
Report of Independent Accountants.........................................   F-2
Consolidated Balance Sheets at December 31, 1998 and 1997.................   F-3
Consolidated Statements of Operations for each of the three years in the period ended
 December 31, 1998........................................................   F-4
Consolidated Statements of Stockholders' Equity (Deficiency) for each of the three years
 in the period ended December 31, 1998....................................   F-5
Consolidated Statements of Cash Flows for each of the three years in the period ended
 December 31, 1998........................................................   F-6
Notes to Consolidated Financial Statements................................   F-8
Starseed, Inc. Financial Statements
-----------------------------------
Independent Auditors' Report..............................................  F-25
Balance Sheets at September 30, 1998 and 1997.............................  F-26
Statements of Operations for the year ended September 30, 1998 and for the period from
 October 8, 1996 (date of inception) to September 30, 1997................  F-27
Statement of Shareholders' Deficit for the year ended September 30, 1998 and for the
 period from October 8, 1996 (date of inception) to September 30, 1997....  F-28
Statement of Cash Flows for the year ended September 30, 1998 and for the period from
 October 8, 1996 (date of inception) to September 30, 1997................  F-29
Notes to Financial Statements.............................................  F-30

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of GeoCities

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficiency) and of cash flows present fairly, in all material respects, the financial position of GeoCities and its subsidiary (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

  As discussed in Note 2, the accompanying consolidated financial statements for 1997 and 1996 have been restated to reflect accretion on the Company's mandatory redeemable convertible preferred stock.

                                          PRICEWATERHOUSECOOPERS LLP

Woodland Hills, California
January 27, 1999, except for Note 8
 as to which the date is February 11, 1999 and the restatement portion of
 Note 2 as to which the date is
 February 19, 1999

                                   GeoCities

                          CONSOLIDATED BALANCE SHEETS

                                                    December 31,  December 31,
                                                        1998          1997
                                                    ------------  ------------
                      ASSETS
                      ------
Current assets:
 Cash and cash equivalents......................... $ 51,014,000  $  3,785,000
 Short-term investments in marketable securities...   33,797,000           --
 Accounts receivable, less allowance for doubtful
  accounts of $726,000 and $98,000 for 1998 and
  1997, respectively...............................    4,296,000     1,206,000
 Prepaids and other current assets.................    1,453,000       403,000
 Subscription receivable...........................          --     25,000,000
                                                    ------------  ------------
  Total current assets.............................   90,560,000    30,394,000
Long-term investments in marketable securities.....    5,094,000           --
Property and equipment, net........................    8,706,000     1,216,000
Goodwill and other intangibles, net................   24,482,000           --
Deposits...........................................      970,000       613,000
Other assets.......................................      570,000       645,000
                                                    ------------  ------------
  Total assets..................................... $130,382,000  $ 32,868,000
                                                    ============  ============
 LIABILITIES AND SHAREHOLDERS'EQUITY (DEFICIENCY)
 ------------------------------------------------
Current liabilities:
 Accounts payable.................................. $  2,269,000  $  1,036,000
 Accrued expenses and other current liabilities....    6,745,000     2,289,000
 Deferred revenue..................................      335,000       225,000
 Capital lease obligations, current portion........    1,707,000       393,000
                                                    ------------  ------------
  Total current liabilities........................   11,056,000     3,943,000
Capital lease obligations, net of current portion..    1,641,000       183,000
Related party note payable.........................      686,000       651,000
                                                    ------------  ------------
                                                      13,383,000     4,777,000
Commitments and contingencies (Note 8)
Series A, B, C, D, E and F mandatory redeemable
 convertible preferred stock, $0.001 par value;
 authorized 26,526,000 shares in 1997: issued and
 outstanding, 22,230,000 shares in 1997;
 liquidation preference of approximately
 $39,129,000 at 1997...............................          --     38,137,000
Stockholders' equity (deficiency):
 Preferred stock, par value $0.001; authorized
  5,000,000 shares in 1998; issued and outstanding
  0 shares at 1998.................................          --            --
 Common stock, par value $0.001; authorized
  60,000,000 shares for 1998 and 1997; issued and
  outstanding 32,019,000 and 2,641,000 shares at
  1998 and 1997, respectively......................       32,000        49,000
 Additional paid-in capital........................  155,972,000     2,966,000
 Unearned compensation.............................   (6,845,000)     (660,000)
 Accumulated deficit...............................  (32,160,000)  (12,401,000)
                                                    ------------  ------------
  Total stockholders' equity (deficiency)..........  116,999,000   (10,046,000)
                                                    ------------  ------------
Total liabilities and stockholders' equity
 (deficiency)...................................... $130,382,000  $ 32,868,000
                                                    ============  ============


  The accompanying notes are an integral part of these consolidated financial statements.

                                   GeoCities

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Year Ended December 31,
                                         --------------------------------------
                                             1998         1997         1996
                                         ------------  -----------  -----------
Net revenues...........................  $ 18,359,000  $ 4,582,000  $   314,000
Cost of revenues.......................     9,696,000    3,789,000      788,000
                                         ------------  -----------  -----------
  Gross profit (loss)..................     8,663,000      793,000     (474,000)
Operating expenses:
 Sales and marketing...................    17,486,000    5,837,000      764,000
 Product development...................     4,093,000    1,045,000      475,000
 General and administrative............     9,156,000    2,930,000    1,252,000
                                         ------------  -----------  -----------
Loss from operations...................   (22,072,000)  (9,019,000)  (2,965,000)
Other income (expense):
 Interest income.......................     2,597,000      238,000       19,000
 Interest and other expense............      (283,000)    (121,000)     (59,000)
                                         ------------  -----------  -----------
Loss before provision for income taxes.   (19,758,000)  (8,902,000)  (3,005,000)
Provision for income taxes.............        (1,000)      (1,000)      (1,000)
                                         ------------  -----------  -----------
Net loss...............................  $(19,759,000) $(8,903,000) $(3,006,000)
                                         ============  ===========  ===========
Historical basic and diluted net loss
 per share applicable to common
 stockholders..........................  $      (1.42) $     (3.72) $     (1.19)
Historical weighted average shares
 outstanding used in basic and diluted
 per share calculation.................    15,001,000    2,620,000    2,617,000
Pro forma basic and diluted net loss
 per share.............................  $      (0.71) $     (0.36)
Pro forma weighted average shares
 outstanding used in basic and diluted
 per share calculation.................    27,969,000   24,850,000


  The accompanying notes are an integral part of these consolidated financial statements.

                                   GeoCities

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                        Convertible                                                                                Total
                      Preferred Stock           Common Stock          Additional                               Stockholders'
                   ----------------------  ------------------------    Paid-in       Unearned    Accumulated       Equity
                     Shares      Amount      Shares       Amount       Capital     Compensation    Deficit      (Deficiency)
                   -----------  ---------  ----------  ------------  ------------  ------------  ------------  -------------
Balance at
 December 31,
 1995............    1,200,000  $ 386,000   2,617,000  $     43,000  $     23,000                $   (492,000) $    (40,000)
Accretion of
 mandatory
 redeemable
 convertible
 preferred stock.          --         --          --            --       (105,000)                        --       (105,000)
Net loss.........          --         --          --            --            --                   (3,006,000)   (3,006,000)
                   -----------  ---------  ----------  ------------  ------------  -----------   ------------  ------------
Balance at
 December 31,
 1996............    1,200,000    386,000   2,617,000        43,000       (82,000)                 (3,498,000)   (3,151,000)
Additional paid-
 in capital
 related to
 issuance of
 Series E
 mandatory
 redeemable
 convertible
 preferred stock
 for cash........          --         --          --            --      3,196,000                         --      3,196,000
Conversion of
 Series C
 convertible
 preferred stock
 to mandatory
 redeemable
 convertible
 preferred stock.   (1,200,000)  (386,000)        --            --            --                          --       (386,000)
Exercise of stock
 options.........          --         --       24,000         6,000           --                          --          6,000
Unearned
 compensation
 related to stock
 options granted.          --         --          --            --        684,000  $  (684,000)           --            --
Compensation
 related to stock
 options vesting.          --         --          --            --            --        24,000            --         24,000
Accretion of
 mandatory
 redeemable
 convertible
 preferred stock.          --         --          --            --       (832,000)         --             --       (832,000)
Net loss.........                                                                                  (8,903,000)   (8,903,000)
                   -----------  ---------  ----------  ------------  ------------  -----------   ------------  ------------
Balance at
 December 31,
 1997............          --         --    2,641,000        49,000     2,966,000     (660,000)   (12,401,000)  (10,046,000)
Repurchase of
 common stock....          --         --      (10,000)      (19,000)          --           --             --        (19,000)
Exercise of stock
 options.........          --         --    1,079,000       223,000        25,000          --             --        248,000
Unearned
 compensation
 related to stock
 options granted.          --         --          --            --      7,321,000   (7,321,000)           --            --
Compensation
 related to stock
 options vesting.          --         --          --            --            --     1,136,000            --      1,136,000
Accretion of
 mandatory
 redeemable
 convertible
 preferred stock.          --         --          --            --     (1,604,000)         --             --     (1,604,000)
Conversion of
 mandatory
 redeemable
 convertible
 preferred stock.          --         --   22,230,000    42,937,000    (3,196,000)         --             --     39,741,000
Delaware
 reincorporation
 and change in
 par value of
 common stock....          --         --          --    (43,164,000)   43,164,000          --             --            --
Issuance of
 common stock
 pursuant to
 initial public
 offering........          --         --    5,463,000         5,000    84,320,000          --             --     84,325,000
Issuance of
 common stock
 pursuant to
 exercise of
 warrant.........          --         --       20,000                      95,000          --             --         95,000
Issuance of
 common stock to
 community
 leaders.........          --         --       16,000                     258,000          --             --        258,000
Issuance of
 common stock to
 Compu-Trak,
 Inc.............          --         --       35,000                     729,000          --             --        729,000
Issuance of
 common stock
 pursuant to the
 acquisition of
 Starseed, Inc.
 (net of
 acquisition
 costs)..........          --         --      545,000         1,000    21,894,000          --             --     21,895,000
Net loss.........          --         --          --            --            --           --     (19,759,000)  (19,759,000)
                   -----------  ---------  ----------  ------------  ------------  -----------   ------------  ------------
Balance at
 December 31,
 1998............          --         --   32,019,000  $     32,000  $155,972,000  $(6,845,000)  $(32,160,000) $116,999,000
                   ===========  =========  ==========  ============  ============  ===========   ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                   GeoCities

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Year Ended December 31,
                                       ---------------------------------------
                                           1998          1997         1996
                                       ------------  ------------  -----------
Cash flows from operating activities:
 Net loss............................. $(19,759,000) $ (8,903,000) $(3,006,000)
 Adjustments to reconcile net loss to
  net cash used in operating
  activities:
  Depreciation and amortization.......    2,746,000       431,000      188,000
  Write-off of acquired in-process
   technology.........................      300,000           --           --
  Issuance of common stock to
   community leaders..................      258,000           --           --
  Issuance of warrant related to note
   payable............................          --         51,000          --
  Deferred compensation earned........    1,136,000        24,000          --
  Bad debt reserve....................      628,000        98,000          --
  Changes in operating assets and
   liabilities:
   Accounts receivable................   (3,670,000)   (1,042,000)    (255,000)
   Prepaids and other current assets..     (943,000)     (346,000)     (56,000)
   Deposits and other assets..........     (282,000)     (396,000)    (214,000)
   Accounts payable...................    1,041,000       639,000      309,000
   Accrued expenses and other
    liabilities.......................    4,123,000     2,095,000      162,000
   Deferred revenue...................      110,000       115,000      110,000
                                       ------------  ------------  -----------
    Net cash used in operating
     activities.......................  (14,312,000)   (7,234,000)  (2,762,000)
                                       ------------  ------------  -----------
Cash flows from investing activities:
 Purchase of property and equipment...   (5,422,000)     (674,000)    (130,000)
 Payments in connection with
  acquisition.........................   (2,887,000)          --           --
 Investment in affiliate..............          --       (645,000)         --
 Redemption of held-to-maturity
  securities..........................    1,500,000           --           --
 Purchases of held-to-maturity
  securities..........................  (40,391,000)          --           --
                                       ------------  ------------  -----------
    Net cash used in investing
     activities.......................  (47,200,000)   (1,319,000)    (130,000)
                                       ------------  ------------  -----------
Cash flows from financing activities:
 Issuance of common stock pursuant to
  initial public offering.............   84,325,000           --           --
 Payments under capital-lease
  obligations.........................     (808,000)     (143,000)    (239,000)
 Proceeds from exercise of common
  stock options.......................      248,000         6,000          --
 Proceeds from exercise of warrant....       95,000           --           --
 Repurchase of common stock...........      (19,000)          --           --
 Proceeds from issuance of mandatory
  redeemable convertible preferred
  stock...............................          --     37,897,000    2,063,000
 Subscription receivable..............   25,000,000   (25,000,000)         --
 Proceeds from related-party note
  payable (receivable)................     (100,000)      645,000          --
 Proceeds from note payable...........          --            --     1,100,000
 Repayment on note payable............          --     (1,100,000)         --
                                       ------------  ------------  -----------
    Net cash provided by financing
     activities.......................  108,741,000    12,305,000    2,924,000
                                       ------------  ------------  -----------
    Increase in cash and cash
     equivalents......................   47,229,000     3,752,000       32,000
Cash and cash equivalents, beginning
 of year..............................    3,785,000        33,000        1,000
                                       ------------  ------------  -----------
Cash and cash equivalents, end of
 year................................. $ 51,014,000  $  3,785,000  $    33,000
                                       ============  ============  ===========

                                   GeoCities

                                                      Year Ended December 31,
                                                   -----------------------------
                                                      1998       1997     1996
                                                   ----------- -------- --------
Supplemental disclosure of cash-flow information:
 Cash paid during the period for:
  Interest.......................................  $   163,000 $ 89,000 $ 71,000
  Income taxes...................................        1,000    1,000    1,000
Schedule of non-cash investing and financing
 activities:
 Equipment under capital leases..................    3,580,000   94,000  844,000
 Conversion of Series C convertible preferred
  stock to mandatory redeemable convertible
  preferred stock................................          --   386,000      --
 Conversion of series A, B, C, D, E and F
  mandatory redeemable convertible preferred
  stock to common stock..........................   39,741,000      --       --
 Issuance of common stock in connection with
  purchased technology...........................      729,000      --       --
 Issuance of common stock in connection with
  acquisition....................................    1,895,000      --       --
Assets and liabilities recognized in connection
 with acquisition:
 Accounts receivable.............................       48,000      --       --
 Other current assets............................        7,000      --       --
 Property and equipment..........................      106,000      --       --
 Goodwill and other intangibles..................   23,992,000      --       --
 Purchased technology............................    1,189,000      --       --
 Accounts payable................................      192,000      --       --
 Accrued expenses................................      368,000      --       --



    The accompany notes are an integral part of these consolidated financial statements.

                                   GeoCities

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business:

  GeoCities (the "Company") was incorporated as a California corporation on December 16, 1994, and began operations in 1995. In June 1998, the Board of Directors approved the reincorporation of the Company in the State of Delaware and changed the par value of the Company's common stock. The Company offers a community of personal web sites on the Internet within 41 themed neighborhoods. The Company's main source of revenue is from advertising, along with other revenue streams, including fee-based premium services, licensing fees and commerce. The Company conducts its business within one industry segment. The Company's business is characterized by rapid technological change, new product development and evolving industry standards.

  The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated. Certain items shown in December 31, 1997 and 1996, financial statements have been reclassified to conform with the current period presentation.

2. Summary of Significant Accounting Policies:

 Restatement

  In February 1999, the Company restated its financial statements for the years ended December 31, 1997 and 1996 to reflect the accretion on its mandatory redeemable convertible preferred stock (see Note 10 of Notes to the Consolidated Financial Statements). The effect of this restatement was to increase the previously reported historical basic and diluted net loss per share applicable to common stockholders from $(3.40) to $(3.72) and $(1.15) to $(1.19) for the years ended December 31, 1997 and 1996, respectively. The restatement had no effect on the previously reported net loss in the Company's statements of operations and cash flows for any period presented and has no impact on the previously reported pro forma net loss per share for the year ended December 31, 1997. This restatement also had the following effects:

                                                    December 31, 1997
                                           -----------------------------------
                                           As Previously Reported As Restated
                                           ---------------------- ------------
Series A, B, C, D, E, and F mandatory
 redeemable convertible
 preferred stock..........................      $37,200,000       $ 38,137,000
                                                -----------       ------------
Additional paid-in capital................      $ 3,903,000       $  2,966,000
                                                -----------       ------------
Total stockholders' equity (deficiency)...      $(9,109,000)      $(10,046,000)
                                                -----------       ------------

  This restatement does not affect previously reported cash flows for each year ended December 31, 1997 or 1996. Upon the closing of the Company's initial public offering in August 1998, all of the mandatory redeemable preferred stock converted into common stock and ceased accruing a dividend; no previously accrued dividend was required to be paid.

 Use of Estimates

  In the normal course of preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                   GeoCities

 Cash and Cash Equivalents

  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

  At December 31, 1998 and 1997, certificates of deposit totaling approximately $125,000 and $255,000, respectively, were used to collateralize certain of the Company's lease obligations, and have been included in deposits on the balance sheet.

 Short and Long-Term Investments

  The Company invests its excess cash in debt instruments of the U.S. government and its agencies, and in high-quality corporate debt securities. Those securities with original maturities greater than three months and maturing within twelve months from the balance sheet date are considered short-term investments; those maturing greater than twelve months from the balance sheet date are considered long-term investments. The Company classifies its investments as held-to-maturity. At December 31, 1998, 87% of the Company's securities will mature in one year or less and 13% will mature between one and two years. At December 31, 1998, the carrying value of the Company's investments approximated fair value.

  The Company's investments in held-to-maturity securities are categorized as follows:

                                                                     December
                            Type of Security                         31, 1998
                            ----------------                        -----------
     Corporate debt securities with maturities less than one year.. $18,688,000
     U.S. government and its agencies debt securities with
      maturities less
      than one year................................................  15,109,000
                                                                    -----------
      Total short-term investments.................................  33,797,000
                                                                    -----------
     Corporate debt securities with maturities between one and two
      years........................................................   2,086,000
     U.S. government and its agencies debt securities with
      maturities
      between one and two years....................................   3,008,000
                                                                    -----------
      Total long-term investments..................................   5,094,000
                                                                    -----------
       Total short and long-term investments....................... $38,891,000
                                                                    ===========

 Property and Equipment

  Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, ranging from three to five years. Leasehold improvements and equipment under capital leases are amortized over the shorter of the estimated useful life or the life of the lease. Useful lives are evaluated regularly by management in order to determine recoverability in light of current technological conditions. Maintenance and repairs are charged to expense as incurred while renewals and improvements are capitalized. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation or amortization, with any resulting gain or loss included in the Consolidated Statement of Operations.

 Long-lived Assets

  The Company identifies and records impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. The Company periodically evaluates the recoverability of its long-lived assets based on expected undiscounted cash flows and recognizes impairments, if any, based on expected discounted cash flows.

                                   GeoCities

 Intangible Assets

  Intangible assets consisting of an assembled work-force and goodwill are amortized over an estimated useful life of three years using the straight-line method.

 Computation of Historical Net Loss Per Share and Pro Forma Net Loss Per Share

  The Company calculates net loss per share in accordance with SFAS No. 128, "Earnings Per Share." In accordance with SFAS No. 128, basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the conversion of the mandatory redeemable convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method); common equivalent shares are excluded from the calculation if their effect is anti-dilutive. Pursuant to SEC Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued for nominal consideration, prior to the effective date of the IPO, are required to be included in the calculation of basic and diluted net loss per share, as if they were outstanding for all periods presented. To date, the Company has not had any issuances or grants for nominal consideration.

  Diluted net loss per share for the years ended December 31, 1998, 1997, and 1996, does not include the effect of options to purchase 8,522,000, 4,605,000, and 1,113,000 shares of common stock, respectively, and 0, 20,304 and 0 common stock warrants, respectively.

  Historical net loss per share for the years ended December 31, 1997 and 1996, does not include 22,230,000 and 6,008,000 shares of mandatory redeemable convertible preferred stock on an "if converted" basis, respectively.

                                   GeoCities

  The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

                                              Year Ended December 31,
                                        --------------------------------------
                                            1998         1997         1996
                                        ------------  -----------  -----------
Net loss............................... $(19,759,000) $(8,903,000) $(3,006,000)
Accretion of mandatory redeemable
 convertible preferred stock...........   (1,604,000)    (832,000)    (105,000)
                                        ------------  -----------  -----------
Net loss applicable to common
 stockholders.......................... $(21,363,000) $(9,735,000) $(3,111,000)
                                        ============  ===========  ===========
 Weighted average shares...............   15,001,000    2,620,000    2,617,000
 Basic and diluted net loss per share
  applicable to common stockholders.... $      (1.42) $     (3.72) $     (1.19)
                                        ============  ===========  ===========
Pro forma Presentation:
Net loss applicable to common
 stockholders.......................... $(21,363,000) $(9,735,000)
Accretion of mandatory redeemable
 convertible preferred stock...........    1,604,000      832,000
                                        ------------  -----------
 Net loss.............................. $(19,759,000) $(8,903,000)
                                        ============  ===========
Shares used above......................   15,001,000    2,620,000
Pro forma adjustment to reflect
 weighted effect of assumed conversion
 of mandatory redeemable convertible
 preferred stock.......................   12,968,000   22,230,000
                                        ------------  -----------
Shares used in computing pro forma
 basic and diluted net loss per share..   27,969,000   24,850,000
                                        ============  ===========
Pro forma basic and diluted net loss
 per share............................. $      (0.71) $     (0.36)
                                        ============  ===========

  Pro forma net loss per share for all periods presented assumes that the common stock issuable upon conversion of the outstanding mandatory redeemable convertible preferred stock had been outstanding during each such period. The effect of outstanding stock options is excluded from the calculation of diluted net loss per share as their inclusion would be antidilutive.

 Stock-based Compensation

  The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company's common stock and the grant price.

 Income Taxes

  The Company utilizes the liability method of accounting for income taxes. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

                                   GeoCities

 Revenue Recognition

  The Company's revenues are derived principally from the sale of banner advertisements under short-term contracts; advertising rates are dependent on whether the impressions are for general rotation throughout the Company's web site or premier targeted audiences and properties within specific areas of the Company's web site. To date, the duration of the Company's advertising commitments has generally averaged from two to three months. In December 1997, the Company also began selling a combination of sponsorship and banner advertising campaign contracts to select premier commerce partners. In general, these premier commerce partner contracts have longer terms than standard banner advertising contracts (generally up to one year) and involve some integration with the Company's web site. Advertising revenues on both banner and premier commerce partner contracts are recognized ratably in the period in which the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations typically include the guarantee of a minimum number of "impressions" or times that an advertisement appears in pages viewed by the users of the Company's online properties. To the extent that minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenue until the remaining impressions are delivered.

  In addition to advertising revenues, the Company derives revenues from its GeoPlus program, a premium service for its members (introduced in late 1996) and GeoShops, a commerce service for its members (introduced in March 1998). These services require the payment of monthly fees by the customers; revenues are recognized on a monthly basis as the fees become due. In the fourth quarter of 1998, the Company also began to generate revenues from licensing fees for e-mail services provided to its Homesteaders. These revenues are deferred and recognized ratably over the service period. The Company also has revenue sharing agreements with its premier commerce partners. These revenues are recognized by the Company upon notification by the premier commerce partners of revenues earned by the Company, and to date, have not been significant. To date, these sources of revenues have not been significant.

  Revenues from barter transactions are recognized during the period in which the advertisements are displayed. Barter transactions are recorded at the fair value of the goods or services provided or received, whichever is more readily determinable in the circumstances. To date, barter transactions have not been significant.

 Product Development

  Product development costs are expensed as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based upon the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant.

 Advertising Costs

  Advertising production costs are recorded as expense the first time an advertisement appears. The Company does not incur any direct-response advertising costs. All other advertising costs are expensed as incurred. Advertising expense totaled approximately $2,578,000, $1,742,000 and $196,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

                                   GeoCities

 Recent Accounting Pronouncements

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income generally represents all changes in stockholders' equity during the period except those resulting from investments by, or distributions to, stockholders. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. Management determined that SFAS No. 130 had no significant impact on the Company's financial statements through December 31, 1998.

  In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that a public enterprise reports information about operating segments in its annual financial statements, and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. Management determined that SFAS No. 131 had no impact on the Company's consolidated financial statements through December 31, 1998.

 Stock Split

  In July 1998, the Company authorized and implemented a two-for-one stock split. The share information in the accompanying financial statements has been retroactively restated to reflect the effect of this stock split.

3. Concentration of Credit Risk:

  Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term and long-term investments and trade accounts receivable. The Company maintains cash and cash equivalents with various domestic financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. From time to time, the Company's cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits.

  The Company's customers are concentrated in the United States. The Company performs ongoing credit evaluations, generally does not require collateral and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information; to date, such losses have been within management's expectations.

  For the year ended December 31, 1998, no one customer accounted for 10% of all revenues generated by the Company and no one customer accounted for 10% of accounts receivable at December 31, 1998.

  For the year ended December 31, 1997, one customer accounted for 12% of all revenues generated by the Company, and 12% of accounts receivable at December 31, 1997.

  For the year ended December 31, 1996, two customers accounted for approximately 14% and 10%, respectively, of all revenues generated by the Company.

                                   GeoCities

4. Property and Equipment:

  Property and equipment consist of the following:

                                                   December 31,  December 31,
                                                       1998          1997
                                                   ------------  ------------
   Computer equipment, including assets under
    capital leases of $4,085,000 and $766,000 for
    1998 and 1997, respectively................... $ 8,460,000    $1,399,000
   Furniture and fixtures, including assets under
    capital leases of $401,000 and $172,000 for
    1998 and 1997, respectively...................   1,289,000       292,000
   Leasehold improvements.........................   1,630,000       151,000
                                                   -----------    ----------
                                                    11,379,000     1,842,000
   Less, accumulated depreciation and
    amortization, including amounts related to
    assets under capital leases of $1,073,000 and
    $459,000 for 1998 and 1997, respectively......  (2,673,000)     (626,000)
                                                   -----------    ----------
     Total........................................ $ 8,706,000    $1,216,000
                                                   ===========    ==========

5. Acquisitions:

 Acquisition of Starseed, Inc.

  In December 1998, GeoCities completed the acquisition of Starseed, Inc. ("Starseed"), for a total consideration of $24,782,000, including $2,000,000 in cash, $16,200,000 million in common stock valued at $29.63 per share, $6,000,000 related to assumed outstanding options to purchase common stock, and forgiveness of $600,000 in debt. In exchange for the consideration given, GeoCities acquired all of the outstanding shares of Starseed common stock and assumed all outstanding options to purchase Starseed common stock. Starseed was merged with and into a subsidiary of GeoCities ("WebRing"), which was the surviving corporation in the merger and will remain a wholly-owned subsidiary of GeoCities.

  Under the terms of the merger agreement and related escrow agreement, an aggregate of 128,881 shares of common stock of the Company will be held in escrow for the purpose of indemnifying the Company against certain liabilities of Starseed and its stockholders. The escrow will expire in June 2000.

  The acquisition was accounted for as a purchase with the excess purchase price over the fair value of net assets acquired being recorded as goodwill and other intangibles. The purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values as follows:

   Purchased technology............................................ $ 1,189,000
   Goodwill and other intangible assets............................  23,992,000
   Other assets....................................................     161,000
   Liabilities assumed.............................................    (560,000)
                                                                    -----------
   Total purchase price............................................ $24,782,000
                                                                    ===========

  The results of operations for WebRing are included in the Company's consolidated financial statements for the period subsequent to the date of acquisition. The purchased technology is being amortized on a straight-line basis over one year. The goodwill and other intangibles are being amortized on a straight-line basis over three years. At December 31, 1998, accumulated amortization of purchased technology and goodwill and other intangible assets is $99,000 and $600,000, respectively.

                                   GeoCities

  GeoCities filed a Form 8-K with the Securities and Exchange Commission summarizing the terms of the acquisition.

 Purchased Technology from Compu-Trak, Inc.

  In August 1998, the Company completed the purchase of certain Web-page development technology for a total consideration of $1,580,000, including $850,000 in cash and $729,000 in unregistered shares of common stock valued at $20.65 per share. GeoBuilder, the Web-page development technology, was launched to market in October 1998. During the year ended December 31, 1998, $300,000 was recorded as purchased in-process research and development. The purchased technology is classified as property and equipment and is being amortized over one year.

6. Related-party Transactions:

  In November 1997, the Company and SOFTBANK Corporation of Japan ("SOFTBANK"), the parent company of an investor in the Company, formed a joint venture called GeoCities Japan Corporation ("GeoCities Japan") to create and manage a Japanese version of GeoCities. In accordance with the joint venture agreement ("Agreement"), the Company purchased 40% of GeoCities Japan for approximately $645,000 and licensed certain intellectual properties for the purpose of localizing the Japanese version of GeoCities to GeoCities Japan. The Agreement remains in effect perpetually, provided that, if as of April 1, 2001, or any April 1 thereafter; (i) GeoCities Japan has sustained net losses for the four consecutive fiscal quarters, and (ii) GeoCities and SOFTBANK differ with respect to the future business plan of GeoCities Japan, then each party shall have the right to terminate the Joint Venture with 90-days notice.

  The Company's investment of approximately $645,000 was funded through a loan from SOFTBANK. Pursuant to the terms of the loan agreement, the loan bears interest at 5.5% per annum and is repayable upon occurrence of a Significant Financing Event, which is defined as a non-U.S. IPO or private placement that raises at least 1.5 billion yen for GeoCities Japan. In the event that GeoCities Japan does not have a Significant Financing Event on or prior to March 31, 2000, SOFTBANK will forgive the repayment of the loan. Interest expense and accrued interest for the years ended December 31, 1998 and 1997, were each $35,000 and $6,000, respectively.

  In consideration of the licenses granted, GeoCities Japan is required to pay the Company an amount equal to 3% of total revenue obtained by GeoCities Japan within 30 days of the end of each quarter. The license expires 20 years from the date of the Agreement, unless the Agreement is terminated earlier. Upon termination, GeoCities Japan will cease to use and distribute all licensed properties. Royalty payments for the years ended December 31, 1998 and 1997, were approximately $9,000 and $0, respectively.

  The investment is being accounted for under the equity method and is included in other assets at December 31, 1998. The loss on affiliate recorded for the years ended December 31, 1998 and 1997, was approximately $138,000 and $0, respectively.

  Advertising revenues at December 31, 1998 and 1997, include $124,000 and $107,000, respectively, in revenues received from an entity that is controlled by a significant stockholder of the Company. At December 31, 1998 and 1997, $9,000 and $0, respectively, of these amounts are included in accounts receivable.

                                   GeoCities

  Advertising revenues at December 31, 1998 and 1997, include $89,000 and $0, respectively, in revenues received from an entity that is a subsidiary of Yahoo!, Inc. ("Yahoo!"), (see Note 14). At December 31, 1998 and 1997, $16,000 and $0, respectively, of these amount were included in accounts receivable.

  In July 1998, the Company loaned $100,000 to an officer/director of the Company. This loan bears an annual interest rate of 5.56%, and is due in April 1999. At December 31, 1998, the loan was included in prepaids and other current assets.

  In December 1997, in conjunction with its financing activities, the Company entered into a one-year distribution and commerce agreement ("Agreement") with Yahoo!, which is automatically renewable for subsequent one-year terms, subject to the right of either party to terminate the relationship at the end of any term with up to 90-days' notice. In connection with the Agreement, Yahoo! also made a minority equity investment in the Company. The Agreement was designed to increase traffic and memberships of both parties in addition to offering GeoCities' Homesteaders an array of free personalized member services on Yahoo!. Under the terms of the Agreement, GeoCities agreed to provide its community-based, Web site and other services for free to registered users of Yahoo!. In addition, Yahoo! agreed to market GeoCities-branded personal publishing programs on select areas throughout Yahoo!, as well as provide a GeoCities-specific programming module on My Yahoo! for GeoCities' Homesteaders. The Agreement did not involve any cash consideration; any revenues related to the Agreement are accounted for in accordance with the Company's barter revenue recognition policy, as appropriate. To date, such barter revenues have not been significant.

7. Line of Credit:

  In August 1997, the Company executed a $2,000,000 revolving line of credit (the "Line") with a commercial bank. Pursuant to the agreement, the Line matured on December 1, 1998, bears interest at the bank's prime rate of interest, plus 0.50%, and is collateralized by substantially all of the Company's assets. The Company is required to comply with certain financial covenants, as defined in the agreement, which include tangible effective net-worth and quick-ratio covenants. In connection with the Line, the Company issued a warrant to the bank to purchase up to 20,304 shares of the Company's common stock at the exercise price of $4.925, which was higher than the then estimated fair market value of a share of the Company's common stock, which was exercised in August 1998.

  In May 1998, the Company negotiated an increase of the Line to $10,000,000, including a $7,000,000 revolving facility for working capital and $3,000,000 lease facility, extended the maturity to December 31, 1999, and reduced the interest rate to prime for the revolving facility (7.75% at December 31, 1998) and prime plus 0.75% (8.5% at December 31, 1998) for the lease facility; all other terms substantially remained the same. In addition, the commitment letter also includes a non-revolving line of credit for $3,000,000, which bears interest at the bank's prime rate plus 0.75% per year, and matures on May 12, 1999, if not renewed. At December 31, 1998 and 1997, there were no borrowings under either agreement.

                                   GeoCities

8. Commitments and Contingencies:

 Leases

  The Company leases its facilities and certain computer and office equipment under noncancelable leases for varying periods through 2009. The Company's lease obligations are collateralized by $1,688,000 in standby letters of credit and certain assets of the Company at December 31, 1998. The following are the minimum lease obligations under these leases at December 31, 1998:

                                                         Capital     Operating
                                                          Leases      Leases
                                                        ----------  -----------
     1999.............................................. $1,946,000  $ 2,553,000
     2000..............................................  1,097,000    1,933,000
     2001..............................................    769,000    1,444,000
     2002..............................................        --     1,241,000
     2003..............................................        --     1,131,000
     Thereafter........................................        --     4,443,000
                                                        ----------  -----------
     Minimum lease payments............................  3,812,000  $12,745,000
                                                                    ===========
     Less: Amount representing interest................   (464,000)
                                                        ----------
     Present value of minimum lease payments...........  3,348,000
     Less: Current portion.............................  1,707,000
                                                        ----------
     Long-term portion................................. $1,641,000
                                                        ==========

  Rent expense pertaining to operating leases for the years ended December 31, 1998, 1997 and 1996, was approximately $2,478,000, $1,100,000, and $229,000, respectively.

 Employment Agreements

  The Company maintains employment agreements with certain of its executive officers. The employment agreements provide for minimum salary levels, incentive compensation and severance benefits, among other items.

 GeoRewards Program

  During 1996, the Company created a marketing program to reward members of the Company's online community ("Homesteaders") for various activities, allowing them to earn GeoPoints. Homesteaders may redeem GeoPoints to upgrade their web site or purchase goods from the Company's GeoStore. At December 31, 1998 and 1997, the Company had accrued $709,000 and $463,000, respectively, for probable future redemption of GeoPoints; these amounts are included in accrued expenses.

 Contingencies

  The Company and the Federal Trade Commission ("FTC") staff attorneys executed a Consent Order in February 1999 in connection with certain past business practices of the Company related to disclosure of personal identifying information to third parties. Based on the scope of the Consent Order, the Company does not believe that its compliance with the Consent Order will have a material adverse effect on the Company's business, results of operation, financial condition, or cash flows.

                                   GeoCities

  On August 14, 1998, a lawsuit was filed against GeoCities in Los Angeles County Superior Court involving GeoCities' collection and use of personal identifying information (Hyatt v. GeoCities). The complaint in this case follows the FTC draft complaint without alleging any new facts. This case involves a single cause of action for the alleged violation of California Business and Professions Code Section 17200 and seeks an injunction, disgorgement and any profits obtained as a result of the alleged improper activity, and attorneys' fees. GeoCities filed an answer to this lawsuit on September 17, 1998.

  On September 30, 1998, an additional case was filed against the Company in Los Angeles County Superior Court related to the same activity (Wormley v. GeoCities et al.). The complaint in this case also followed the FTC draft complaint and alleged no new facts. This suit purported to be a class action and alleged causes of action for the violation of Section 17200 and California Business and Professions Code Section 17500 ("Section 17500"), fraud, unjust enrichment, negligent misrepresentation and invasion of privacy. This suit sought disgorgement of any profits obtained as a result of the alleged improper activity, unspecified damages, and attorneys' fees. On November 16, 1998, the Company filed a demurrer to and motion to strike portions of the Wormley complaint. On December 11, 1998, in response to the Company's demurrer and motion to strike, the plaintiff filed an amended complaint. The amended complaint, like the original complaint, purports to be a class action and alleges causes of action for the violation of Sections 17200 and 17500, the Consumers Legal Remedies Act ("CLRA"), fraud, unjust enrichment, negligent misrepresentation, and invasion of privacy. This suit seeks disgorgement of any profits obtained as a result of the alleged improper activity, unspecified damages, and attorneys' fees. On January 15, 1999, the Company filed a demurrer to and motion to strike portions of the amended complaint. On January 29, 1999, the court determined that the Hyatt matter (discussed above) is related to the Wormley matter, and ordered the Hyatt matter transferred to the department where the Wormley matter is pending. On February 11, 1999, a hearing was held on the Company's demurrer to and motion to strike portions of the amended Wormley complaint. At that hearing, the court dismissed the
Section 17500, CLRA, and invasion of privacy causes of action. The court also set a joint case management conference and a class certification hearing for later in 1999. GeoCities intends to contest class certification as inappropriate in light of the claims alleged in the Wormley matter.

  Based on the Company's analysis of these lawsuits and given that they involve the same set of circumstances that are covered in the FTC matter, the Company believes that the allegations contained in the two complaints are without merit and intends to defend these actions vigorously.

  From time to time, the Company has been party to various other litigation and administrative proceedings relating to claims arising from its operations in the normal course of business. Management believes that the resolution of these other matters will not have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

                                   GeoCities

9. Accrued Expenses and Other Current Liabilities:

  At December 31, 1998 and 1997, the Company had accrued expenses and other current liabilities consisting of the following:

                                                              1998       1997
                                                           ---------- ----------
   Vacation, wages and other employee benefits............ $2,140,000 $  419,000
   Advertising and marketing expenses.....................  1,751,000    563,000
   Professional service expenses..........................    720,000        --
   Ad-serving expenses....................................    546,000        --
   Employee stock purchase plan payable...................    323,000        --
   Internet connectivity expenses.........................    239,000    296,000
   Offering expenses......................................        --     808,000
   Other accrued and current liabilities..................  1,026,000    203,000
                                                           ---------- ----------
   Total accrued expenses and other current liabilities... $6,745,000 $2,289,000
                                                           ========== ==========

10. Capitalization:

  In August 1998, the Company completed an initial public offering in which it sold 5,463,000 shares of common stock, including 712,500 shares in connection with the exercise of the underwriters' over-allotment option, at $17.00 per share. The Company's authorized capital consists of 60,000,000 shares of common stock of which approximately 32,019,000 shares were outstanding at December 31, 1998.

  The Board of Directors is authorized, without further stockholder approval, to issue from time to time up to an aggregate of 5,000,000 shares of Preferred Stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each such series thereof, including the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of such series. At December 31, 1998, no such shares were issued.

  The Company had six series of mandatory redeemable convertible preferred stock (collectively "Preferred Stock") authorized and outstanding. The holders of the various series of Preferred Stock generally had the same rights and privileges; significant differences are discussed below.

  The holders of the Preferred Stock were entitled to a discretionary noncumulative dividend as specified below which is mandatory in the event of a liquidation (not included in the liquidation preference below), and were entitled to the number of votes equal to the number of shares of common stock that could be converted on the date of the vote. Upon liquidation, the holders of the Preferred Stock would have received, prior and in preference to the holders of common stock, their liquidation preference plus accrued dividends at the stated rate, from the date of issuance to the date payment was made available. Redemption, at the option of the holders of Preferred Stock, could be elected beginning on January 1, 2001 at which time, the redemption preference equal to the original issue price plus seven percent per annum, on a compounded cumulative basis would be due. At the option of the holders of Preferred Stock, each share of Preferred Stock was convertible at the stated conversion price per share, subject to adjustment as defined in the Certificate of Incorporation. Upon the closing of the Company's initial public offering in 1998, all of the Company's mandatory redeemable convertible preferred stock (and accrued dividends) converted to common stock on a one-for-one basis.

  During the year ended December 31, 1996, the Company issued 3,108,000 and 2,900,000 shares of Series A Stock and Series B Stock for $1,000,000 and $1,100,000, respectively. During January and February 1997, the

                                   GeoCities

Company issued 10,169,492 shares of Series D Stock for approximately $9,000,000. In October and December 1997, the Company issued 1,428,564 and 814,270 shares of Series E Stock at $3.50 and $7.4254 per share, respectively, for total cash consideration of $9,750,000 and 20,242 shares of Yahoo! stock valued at approximately $1,300,000, which resulted in the recording of a subscription receivable for approximately $6,000,000 at December 31, 1997. The subscription receivable was collected in January 1998, and the Yahoo! stock was sold in January 1998.

  In December 1997, the Company sold 2,552,576 shares of Series F Stock for approximately $19,000,000 which resulted in the recording of a subscription receivable at December 31, 1997. The subscription receivable was collected in January 1998.

  In August 1998, approximately 16,000 shares of common stock were issued by the Company to its Community Leaders and Liaisons valued at $17.00 per share under the 1998 Stock Incentive Plan. The Company recorded expense of $258,000.

 Warrants

  In connection with the Series D Preferred Stock issuance, the Company issued a warrant to a bank to purchase 64,972 of the Company's Series D Preferred Stock at $0.885 per share, exercisable at any time prior to January 12, 2002. On December 31, 1997, the bank converted this warrant (on a net basis), and the Company issued 57,226 shares of Series D Preferred Stock. The Bank immediately sold these shares in connection with the Series E and F Preferred Stock issuances. Also see Notes 7 and 12 of Notes to Financial Statements for a warrant issued in connection with a line of credit, and options issued to a Series D Preferred stockholder and others pursuant to stock option agreements.

11. Income Taxes:

  The primary components of temporary differences which gave rise to deferred taxes at December 31 are:

                                                          1998         1997
                                                      ------------  -----------
Deferred tax assets:
  Net operating loss carryforwards................... $ 11,582,000  $ 4,639,000
  Bad debt expense...................................      298,000       40,000
  Accrued expenses...................................      614,000      321,000
  Other..............................................        1,000        1,000
                                                      ------------  -----------
    Total deferred tax assets........................   12,495,000    5,001,000
  Valuation allowance................................  (12,452,000)  (4,958,000)
                                                      ------------  -----------
    Net deferred tax assets..........................       43,000       43,000
                                                      ------------  -----------
Deferred tax liabilities:
  Depreciation and amortization......................      (43,000)     (43,000)
                                                      ------------  -----------
    Total deferred tax liabilities...................      (43,000)     (43,000)
                                                      ------------  -----------
    Net.............................................. $        --   $       --
                                                      ============  ===========

  As a result of the Company's loss history, management believes a valuation allowance for the entire net deferred tax assets, after considering deferred tax liabilities, is required. The change in the valuation allowance was an increase of $7,494,000 in 1998. As of December 31, 1998, the Company had federal and state net operating loss carryforwards of approximately $28,245,000 and $27,644,000, respectively. Federal and state net operating loss expirations begin in 2010 and 2002, respectively. Due to changes in ownership (see Note 10), the Company will be limited in the annual utilization of its net operating loss carryforwards.

                                   GeoCities

12. Stock Options and Employee Stock Purchase Plan:

  In 1998, the Company adopted the 1998 Stock Incentive Plan (the "Plan"). The Plan supercedes the 1997 Stock Option Plan (the "Predecessor Plan") and provides for issuance of both non-statutory and incentive stock options to employees, officers, directors and consultants of the Company. At December 31, 1998, the Company had authorized 10,688,000 shares of common stock for issuance. Incentive stock options may be granted at no less than 100% of the fair market value of the Company's common stock on the date of grant as determined by the Board of Directors (110% if granted to an employee who owns 10% or more of the common stock). Options granted to date generally vest ratably over a four-year period from the date of grant and are generally exercisable for a period of no longer than seven years from the date of grant (five years if granted to an individual who owns 10% or more of the common stock). Options granted under the Plan, other than certain performance options granted in connection with the acquisition of Starseed representing an aggregate of 300,000 shares of the Company's common stock (see Note 5), contain certain provisions that provide for full acceleration if the holder of the option is involuntarily terminated within 18 months following a change in control.

  In connection with its Series D stock offering in early 1997, the Company granted options to purchase 1,000,000 shares of its common stock at an exercise price of $0.885 per share to CMG@Ventures; these options vested immediately and are exercisable by January 13, 2004. The exercise price was in excess of the then estimated fair market value of a common share. The Company has no obligation to repurchase the option from CMG@Ventures. At that time, the Company also granted an option to purchase 1,000,000 shares of its common stock at an exercise price of $0.885 per share to certain officers, directors and consultants to the Company. These options generally vest over a four-year period from the date of grant and are generally exercisable by January 13, 2004. In certain circumstances, the vesting of these options may accelerate, and there are certain participation rights in the event of a liquidation.

  A summary of the status of the Company's stock options, as of December 31, 1998, 1997 and 1996, and the changes during the years ended on those dates is presented below:

                                  1998                 1997                 1996
                          --------------------- -------------------- --------------------
                                      Weighted-            Weighted-            Weighted-
                                       Average              Average              Average
                                      Exercise             Exercise             Exercise
                            Shares      Price    Shares      Price    Shares      Price
                          ----------  --------- ---------  --------- ---------  ---------
Outstanding at beginning
 of year................   4,605,000   $ 0.66   1,113,000    $0.16     777,000    $0.01
  Granted--price equals
   fair value...........   2,305,000   $24.07   2,648,000    $0.74     364,000    $0.25
  Granted--less than
   fair value...........   3,154,000   $ 3.47   1,307,000    $0.81         --       --
  Exercised.............  (1,079,000)  $ 0.23     (25,000)   $0.25         --       --
  Canceled..............    (678,000)  $ 4.26    (438,000)   $0.35     (28,000)   $0.25
                          ----------            ---------            ---------
Outstanding at year-end.   8,307,000   $ 7.97   4,605,000    $0.66   1,113,000    $0.16
                          ==========            =========            =========
Options exercisable at
 year-end...............   1,562,000   $ 0.84                $0.52
Options available for
 future grant...........   1,277,000

  At December 31, 1998 and 1997, the Company had reserved a total of 9,584,000 and 5,530,000 shares of common stock, respectively, for issuance to its stock option holders.

  In connection with its grants of options, the Company has recorded unearned compensation of approximately $7,321,000, $684,000 and $0 for the years ended December 31, 1998, 1997 and 1996, respectively. These amounts will be amortized over the vesting periods, ranging from 48 to 72 months, from the date of grant; $1,136,000 and $24,000 was expensed during the years ended December 31, 1998 and 1997, respectively.

                                   GeoCities

  The following table summarizes information about stock options outstanding at December 31, 1998:

                               Options Outstanding         Options Exercisable
                        --------------------------------- ---------------------
                                     Weighted
                                      Average   Weighted-             Weighted-
                                     Remaining   Average               Average
      Range of            Number    Contractual Exercise    Number    Exercise
   Exercise Price       Outstanding    Life       Price   Outstanding   Price
   --------------       ----------- ----------- --------- ----------- ---------
      $0.01............     75,000     3.99      $ 0.01       75,000    $0.01
   $0.25-$0.44.........    404,000     5.18      $ 0.32       73,000    $0.32
   $0.75-$1.38.........  2,845,000     5.35      $ 0.88    1,386,000    $0.89
   $1.82-$3.00.........  2,307,000     6.91      $ 2.30       28,000    $1.82
      $3.90............    122,000     6.25      $ 3.90          --       --
   $ 9.00-$17.00.......  1,046,000     6.54      $12.03          --       --
   $18.25-$35.44.......  1,303,000     6.91      $28.46          --       --
   $37.00-$43.31.......    205,000     6.95      $39.76          --       --
                         ---------                         ---------
                         8,307,000                         1,562,000
                         =========                         =========

 1998 Starseed Stock Option Plan

  In connection with the acquisition of Starseed, the Company assumed the 1998 Starseed Stock Option Plan under which nonqualified stock options to purchase common stock may be granted to directors, officers, key employees and advisors. A portion of these options are fully vested and are exercisable over a 10-year period from the date of grant. The remaining options granted vest over a four-year period and are exercisable over a 10-year period from the date of grant.

                                                                     1998
                                                               -----------------
                                                                       Weighted-
                                                                        Average
                                                                       Exercise
                                                               Shares    Price
                                                               ------- ---------
     Outstanding at December 4, 1998.......................... 215,000   $6.39
       Granted................................................     --      --
       Exercised..............................................     --      --
       Canceled...............................................     --      --
                                                               -------   -----
     Outstanding at year-end.................................. 215,000   $6.39
                                                               =======   =====
     Options exercisable at year-end.......................... 118,000   $2.48
     Options available for future grant.......................     --      --

  The following table summarizes information about stock options outstanding under the 1998 Starseed Stock Option Plan at December 31, 1998:

                               Options Outstanding         Options Exercisable
                        --------------------------------- ---------------------
                                     Weighted
                                      Average   Weighted-             Weighted-
                                     Remaining   Average               Average
        Range of          Number    Contractual Exercise    Number    Exercise
     Exercise Price     Outstanding    Life       Price   Outstanding   Price
     --------------     ----------- ----------- --------- ----------- ---------
     $ 2.24............   115,000      9.43      $ 2.24     115,000    $ 2.24
     $11.19............   100,000      9.42      $11.19       3,000    $11.19
                          -------                           -------    ------
                          215,000                           118,000
                          =======                           =======

                                   GeoCities

  The fair value of options granted during 1998, 1997 and 1996, is estimated as $38,635,000, $993,000, and $12,000, respectively, on the dates of grants using the Black-Scholes option pricing model for grants in the year ended 1998 and the minimum value method for grants in the years ended 1997 and 1996 with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 61.4% for 1998 and 0% for each of 1997 and 1996, respectively, (iii) weighted-average risk-free interest rate ranging from 4.1% to 5.7% for 1998, 5.8% to 6.5% for 1997 and 6.04% to 6.8% for 1996 (iv) weighted-average expected life of five years for 1998, 1997 and 1996, and (v) assumed forfeiture rate of 0% for 1998, and 10% for 1997 and 1996.

  The Company applies APB No. 25 in accounting for its stock based compensation plans and accordingly, no compensation expense has been recognized in the financial statements (except for those options issued with exercise prices at less than fair market value at date of grant). Had the Company determined compensation costs for its options and purchase plans based upon the methodology prescribed under SFAS No. 123, the Company's net loss would have been adjusted to the pro forma amounts indicated below:

                                            1998         1997         1996
                                        ------------  -----------  -----------
Net loss applicable to common
 stockholders
  As reported.........................  $(21,363,000) $(9,735,000) $(3,111,000)
                                        ============  ===========  ===========
  Pro forma...........................  $(25,422,000) $(9,782,000) $(3,111,000)
                                        ============  ===========  ===========
Basic net loss per share applicable to
 common stockholders
  As reported.........................  $      (1.42) $     (3.72) $     (1.19)
                                        ============  ===========  ===========
  Pro forma...........................  $      (1.69) $     (3.73) $     (1.19)
                                        ============  ===========  ===========

  The effects of applying SFAS No. 123 in the pro forma disclosure above are not indicative of future amounts. Additional awards in future years are anticipated.

  On July 6, 1998, the Company's Board of Directors adopted the Employee Stock Purchase Plan (the "ESPP"), which provides for the issuance of a maximum of 300,000 shares of common stock. Eligible employees can have up to 10% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company's common stock on the last business day of every January and July. The first issuance of shares of common stock under the ESPP occurred on January 29, 1999. The price of the common stock purchased under the ESPP will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each six-month offering period or the specified purchase date. During 1998, the grant-date fair value of options granted was $5.46. There were no shares issued under the ESPP during 1998. On January 29, 1999, 25,635 shares were purchased at $14.45 per share.

13. Retirement Plan

  The Company has a qualified 401(k) Profit Sharing Plan (the "Plan") available to all employees who meet the Plan's eligibility requirements. Employees may elect to contribute from 1% to 18% of their eligible earnings to the Plan. This defined contribution plan provides that the Company will, at its discretion, make contributions to the Plan on a periodic basis. Additionally, the employer may match 33 1/3% of the first 6% of the employees' contributions, which amounts vest over five years. Terminations and forfeitures from the Plan are allocated to Plan participants at year-end. The Company made contributions to the Plan of approximately $34,000 and $10,000 in 1998 and 1997, respectively.

                                   GeoCities

14. Subsequent Events

Merger with Yahoo!

  In January 1999, the Company entered into an agreement with Yahoo! whereby the Company will become a wholly-owned subsidiary of Yahoo!

  Under the terms of the agreement, Yahoo! will issue .6768 shares of Yahoo! common stock in exchange for each share of the Company's common stock. In addition, all options to purchase the Company's common stock will be converted into options to purchase Yahoo! common stock at the same conversion rate. The acquisition is intended to be accounted for as a pooling of interests and is expected to be completed in May of 1999.

  The merger agreement contains provisions under which either Yahoo! or the Company may terminate the agreement. If Yahoo! terminates the merger agreement because the Company has taken or failed to take certain actions specified in the merger agreement, the Company will be required to pay Yahoo! $100 million. In addition, if either Yahoo! or the Company terminates the merger agreement because the required shareholder vote for the Company was not obtained, the Company may be required to pay Yahoo! all of the expenses incurred by Yahoo! in connection with the merger agreement.

  In addition, the Company granted Yahoo! an option to purchase up to 6,370,000 shares of the Company's common stock at a price of $113.66 per share. This option is exercisable by Yahoo! at anytime, in whole or in part, if certain events take place or if the merger agreement is terminated. Yahoo!'s right to exercise this option expires on the earlier of the effective date of the contemplated merger or nine months after the termination of the merger agreement.

Leased Office Space

  In January 1999, the Company entered into an eighteen-month lease agreement to rent approximately 20,000 square feet of office space in Marina del Rey adjacent to the Company's worldwide headquarters. Monthly lease payments of $32,000 commence January of 1999.

                     [LETTERHEAD OF KPMG PEAT MARWICK LLP]

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Starseed, Inc.:

  We have audited the accompanying balance sheets of Starseed, Inc. (the "Company") as of September 30, 1998 and 1997, and the related statements of operations, shareholders' deficit, and cash flows for the year ended September 30, 1998 and for the period from October 8, 1996 (date of inception) to September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Starseed, Inc. as of September 30, 1998 and 1997, and the results of its operations and its cash flow for the year ended September 30, 1998 and for the period from October 8, 1996 (date of inception) to September 30, 1997 in conformity with generally accepted accounting principles.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 9 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 9. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

                                          KPMG PEAT MARWICK LLP

Portland, Oregon
October 8, 1998, except as to
note 9,
 which is as of October 23, 1998.

                                 STARSEED, INC.

                                 BALANCE SHEETS

                          September 30, 1998 and 1997

                                                            1998        1997
                                                         -----------  ---------
                        ASSETS
                        ------
Current assets:
  Cash.................................................  $    47,810  $   3,227
  Accounts receivable, net.............................       42,493      1,722
  Prepaid expenses.....................................        3,721        458
                                                         -----------  ---------
    Total current assets...............................       94,024      5,407
  Property and equipment, net..........................      105,604     64,101
  Other assets, net....................................        3,420     86,350
                                                         -----------  ---------
    Total assets.......................................  $   203,048  $ 155,858
                                                         ===========  =========
         LIABILITIES AND SHAREHOLDERS' DEFICIT
         -------------------------------------
Current liabilities:
  Accounts payable and accrued expenses................  $   210,505  $ 174,762
  Current portion of notes payable.....................      426,000     18,000
  Current portion of capital lease obligations.........       15,091        --
  Other current liabilities............................      130,000        --
                                                         -----------  ---------
    Total current liabilities..........................      781,596    192,762
Notes payable (including notes to related parties), net
 of current portion....................................       41,700     45,200
Capital lease obligations, net of current portion......       29,643        --
                                                         -----------  ---------
    Total liabilities..................................      852,939    237,962
                                                         -----------  ---------
Commitments and contingencies
Shareholders' deficit:
  Common stock, no par value; 10,000,000 shares
   authorized; 1,201,175 and 1,100,042 shares issued
   and outstanding on September 30, 1998 and 1997,
   respectively........................................    2,192,059    410,834
  Unearned compensation................................     (261,374)       --
  Accumulated deficit..................................   (2,580,576)  (492,938)
                                                         -----------  ---------
    Total shareholders' deficit........................     (649,891)   (82,104)
                                                         -----------  ---------
    Total liabilities and shareholders' deficit........  $   203,048  $ 155,858
                                                         ===========  =========


                See accompanying notes to financial statements.

                                 STARSEED, INC.

                            STATEMENTS OF OPERATIONS

         For the year ended September 30, 1998 and for the period from October 8, 1996 (date of inception) to September 30, 1997

                                                               1998      1997
                                                            ---------- --------
Revenues, net.............................................. $  155,651 $  6,669
Cost of revenues...........................................    107,598   28,000
                                                            ---------- --------
    Gross profit (loss)....................................     48,053  (21,331)
                                                            ---------- --------
Operating costs and expenses:
  Sales and marketing......................................    452,475   97,259
  Product development......................................  1,016,400  139,793
  General and administrative...............................    497,763  215,478
                                                            ---------- --------
                                                             1,966,638  452,530
                                                            ---------- --------
    Loss from operations...................................  1,918,585  473,861
Other expense:
  Interest expense.........................................    151,408      --
  Other expense............................................     17,645   19,077
                                                            ---------- --------
    Loss before provision for income taxes.................  2,087,638  492,938
Provision for income taxes.................................        --       --
                                                            ---------- --------
    Net loss............................................... $2,087,638 $492,938
                                                            ========== ========


                See accompanying notes to financial statements.

                                 STARSEED, INC.

                       STATEMENT OF SHAREHOLDERS' DEFICIT

         For the year ended September 30, 1998 and for the period from October 8, 1996 (date of inception) to September 30, 1997

                              Common stock
                          --------------------
                                                                             Total
                                               Accumulated    Unearned   shareholders'
                           Shares     Amount     deficit    compensation    deficit
                          --------- ---------- -----------  ------------ -------------
Balance, October 8, 1996
 (date of inception)....        --  $      --  $       --    $     --     $       --
Issuance of common stock
 in exchange for fixed
 assets.................  1,000,000     49,624         --          --          49,624
Issuance of common
 stock..................     75,042    248,100         --          --         248,100
Issuance of common stock
 for acquisition of
 purchased technology...     25,000    100,000         --          --         100,000
Additional capital
 contributions..........        --      13,110         --          --          13,110
Net loss................        --         --     (492,938)        --        (492,938)
                          --------- ---------- -----------   ---------    -----------
Balance, September 30,
 1997...................  1,100,042    410,834    (492,938)        --         (82,104)
Issuance of common
 stock..................    101,133    386,500         --          --         386,500
Unearned compensation on
 stock option grants....        --     348,499         --     (348,499)           --
Amortization of unearned
 compensation...........        --         --          --       87,125         87,125
Compensation and
 consulting expense on
 stock option grants....        --   1,046,226         --          --       1,046,226
Net loss................        --         --   (2,087,638)        --      (2,087,638)
                          --------- ---------- -----------   ---------    -----------
Balance, September 30,
 1998...................  1,201,175 $2,192,059 $(2,580,576)  $(261,374)   $  (649,891)
                          ========= ========== ===========   =========    ===========


                See accompanying notes to financial statements.

                                 STARSEED, INC.

                            STATEMENT OF CASH FLOWS

         For the year ended September 30, 1998 and for the period from October 8, 1996 (date of inception) to September 30, 1997

                                                           1998        1997
                                                        -----------  ---------
Cash flows from operating activities:
  Net loss............................................. $(2,087,638) $(492,938)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization......................     131,370     51,955
    Non-cash compensation and consulting expense on
     stock option grants...............................   1,046,226        --
    Amortization of unearned compensation..............      87,125        --
  Changes in assets and liabilities:
    Accounts receivable................................     (40,771)    (1,722)
    Prepaid expenses...................................      (3,263)      (458)
    Accounts payable and accrued expenses..............      35,743    174,762
    Other current liabilities..........................     130,000        --
                                                        -----------  ---------
      Net cash used in operating activities............    (701,208)  (268,401)
                                                        -----------  ---------
Cash flows from investing activities:
  Purchase of equipment................................     (36,614)   (38,432)
  Cash paid for purchased technology...................         --     (12,000)
                                                        -----------  ---------
      Net cash used in investing activities............     (36,614)   (50,432)
                                                        -----------  ---------
Cash flows from financing activities:
  Proceeds from notes payable..........................     426,000     63,200
  Proceeds from issuance of common stock...............     386,500    248,100
  Capital contributions................................         --      13,110
  Increase in other assets.............................      (1,070)    (2,350)
  Repayment of notes payable...........................     (21,500)       --
  Repayment of capital leases..........................      (7,525)       --
                                                        -----------  ---------
      Net cash provided by financing activities........     782,405    322,060
                                                        -----------  ---------
      Increase in cash.................................      44,583      3,227
Cash at beginning of year..............................       3,227         --
                                                        -----------  ---------
Cash at end of year.................................... $    47,810  $   3,227
                                                        ===========  =========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest........................................... $       --   $     --
    Income taxes.......................................         --         --
  Supplemental disclosures of non-cash transactions:
    Issuance of common stock for acquisition of
     purchased technology.............................. $       --   $ 100,000
    Issuance of common stock in exchange for fixed
     assets............................................         --      49,624
    Equipment acquired under capital leases............      52,259        --

                See accompanying notes to financial statements.

                                STARSEED, INC.

                         NOTES TO FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Description of Business

  Starseed, Inc. (Starseed or the Company) was incorporated in Louisiana on October 8, 1996, and began operations in Ashland, Oregon October 15, 1996. The Company's focus revolves around innovations in internet communications and information access.

  In June 1997, the Company acquired "WebRing", an internet technology which offers access to hundreds of thousands of member websites organized by related interests into easy-to-travel rings.

  Inherent in the Company's business are various risks and uncertainties, including its limited operating history and the limited history of commerce on the internet. Future revenues from online services are dependent on the continued growth and acceptance of the internet, use of the internet for information, publication, distribution and commerce, and acceptance of the internet as an effective advertising medium.

Use of Estimates

  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Revenue Recognition

  The Company's revenues are derived primarily from advertising revenue based on the number of visits to the Company's WebRing web-sites. Revenue is recognized monthly as it is earned.

  During 1998, the Company derived a portion of their revenues from assembling computers from parts and selling them to a computer reseller.

  Effective January 1, 1998, the Company adopted the Statement of Position 97-2, "Software Revenue Recognition," ("SOP 97-2"). SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The revenue allocated to software products generally is recognized upon delivery of the products. The revenue allocated to post- contract customer support generally is recognized ratably over the term of the support and revenue allocated to service elements generally is recognized as the services are performed. The adoption of SOP 97-2 did not have a significant impact on the Company's financial statements.

Property and Equipment

  Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, ranging from three to five years. Equipment under capital leases are amortized over the shorter of the estimated useful life or the life of the lease. Useful lives are evaluated regularly by management in order to determine recoverability in light of current technological conditions. Maintenance and repairs are charged to expense as incurred while renewals and improvements are capitalized. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation or amortization, with any resulting gain or loss included in the Statement of Operations.

                                STARSEED, INC.

Long-Lived Assets

  The Company identifies and records impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. To date, no such impairment has been recorded.

Income Taxes

  The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences of events that have been included in the financial statements and tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized.

Capitalized Software

  Under Statement of Financial Accounting Standards No. 86, software development costs are to be capitalized beginning when a product's technological feasibility has been established and ending when a product is made available for general release to customers. The establishment of technological feasibility of the Company's products has occurred shortly before general release and, accordingly, no costs have been capitalized.

Other Assets

  Other assets consisted of the WebRing Technology purchased in July 1997. This asset is amortized using the straight-line method over an estimated useful life of one year. For the year ended September 30, 1998 and for the period from October 8, 1996 (date of inception) to September 30, 1997 amortization for the WebRing Technology was $84,000 and $28,000. At September 30, 1998 and 1997 accumulated amortization was $112,000 and $28,000, respectively.

Stock-Based Compensation

  The Company accounts for stock-based compensation using the Financial Accounting Standard Board's Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. This statement permits a company to choose either a fair-value based method of accounting for its stock-based compensation arrangements or to comply with the current Accounting Principles Board Opinion 25 (APB Opinion 25) intrinsic-value-based method adding pro forma disclosures of net loss computed as if the fair-value-based method had been applied in the financial statements. The Company applies SFAS No. 123 by retaining the APB Opinion 25 method of accounting for stock-based compensation for employees with annual pro forma disclosures of net loss. Stock-based compensation for non-employees is accounted for using the fair-value-based method.

Advertising

  The Company expenses the costs of advertising when the costs are incurred. Advertising expense was approximately $200 and $-0- for the year ended September 30, 1998 and for the period from October 8, 1996 (date of inception) to September 30, 1997, respectively.

Product Development

  Expenditures for research and development are expensed as incurred.

                                STARSEED, INC.

Effect of Recent Accounting Pronouncements

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes requirements for disclosure of comprehensive income. The objective of SFAS 130 is to report all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of earlier financial statements for comparative purposes is required. The Company does not expect implementation to have a significant impact on its financial statements.

  Also in June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS 131 requires public companies to report certain information about their operating segments in a complete set of financial statements to shareholders. It also requires reporting of certain enterprise-wide information about the Company's products and services, its activities in different geographic areas and its reliance on major customers. The basis for determining the Company's operating segments is the manner in which management operates the business. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company does not expect implementation to have a significant impact on its financial statements.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the financial statements and measure them at fair value. SFAS 133 is required to be adopted for fiscal years beginning after June 15, 1999. Since the Company does not hold any derivative instruments, SFAS 133 is not expected to impact the Company.

(2) Property and Equipment

                                                    September 30, September 30,
                                                        1998          1997
                                                    ------------- -------------
     Computer equipment, including assets under
      capital leases of $52,259 and $-0- for 1998
      and 1997, respectively.......................   $167,045      $ 80,242
     Furniture and fixtures........................      9,884         7,814
                                                      --------      --------
                                                       176,929        88,056
     Less accumulated depreciation and
      amortization, including amounts related to
      assets under capital leases of $8,632 and $-
      0- for 1998 and 1997, respectively...........    (71,325)      (23,955)
                                                      --------      --------
       Total.......................................   $105,604      $ 64,101
                                                      ========      ========

(3) Income Taxes

  The Company incurred a loss for both financial reporting and tax return purposes and, as such, there was no current or deferred tax provision for the year ended September 30, 1998 and for the period from October 8, 1996 (date of inception) through September 30, 1997.

  The difference between the expected tax expense, computed by applying the federal statutory rate of 34% to loss before taxes, and the actual tax expense of $-0- is primarily due to the increase in the valuation allowance for deferred tax assets.

                                STARSEED, INC.

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liability at September 30, 1998 is approximately as follows:

                                                           1998        1997
                                                        -----------  ---------
     Deferred tax assets:
       Federal and state operating loss carryforwards.. $   432,000  $ 169,500
       Research and experimentation credits............      52,000     11,000
       Unearned compensation...........................     501,500        --
       Property and equipment, due to differences in
        depreciation and amortization..................      42,500     12,500
                                                        -----------  ---------
                                                          1,028,000    193,000
     Less valuation allowance..........................  (1,028,000)  (193,000)
                                                        -----------  ---------
       Net deferred tax assets......................... $       --   $     --
                                                        ===========  =========

  The total valuation allowance for deferred tax assets as of September 30, 1998 and 1997 was $1,028,000 and $193,000, respectively. The net change in the total valuation allowance for the year ended September 30, 1998 was an increase of $835,000.

  At September 30, 1998, the Company has federal and state net operating loss and research and experimentation credit carryforwards of approximately $432,000 and $52,000, respectively. These carryforwards will expire between 2002 and 2012 if not used by the Company to reduce income taxes payable in future periods. These carryforwards will be subject to further limitations upon closing of the proposed transaction discussed in note 9.

(4) 1998 Stock Option Plan

  In 1998, the Company adopted the 1998 Stock Option/Stock Issuance Plan (the
Plan) whereby a total of 525,000 shares of common stock have been reserved for the grant of stock options to selected employees, officers, directors, consultants and advisors. Options granted pursuant to the Plan are non-qualified stock options.

  Under the Plan, options generally vest annually over four years. Options granted under the Plan must be exercised within ten years of the date of the grant. Option prices are generally not less than the fair market value of the shares at the date of grant. At the time of the exercise of the option, all optionee's must grant the Company or its designee a right of first refusal with respect to all transfers.

  During 1998, the Company granted to certain key employees and consultants options to purchase 258,500 shares of the Company's common stock for $1.00 per share. These options were fully-vested on the grant date and were issued at a price below the fair market value of the Company's stock on the date of grant. The difference between the stock option grant price and the fair market value on the date of grant has been included as compensation or consulting expense in the accompanying statement of operations.

  The Company has elected to account for its stock-based compensation plans under APB Opinion 25; however, the Company has computed, for proforma disclosure purposes, the value of all options granted during 1998 using the minimum value option-pricing model as prescribed by SFAS 123 using the following assumptions used for grants:

       Risk-free interest rate........................................   6.50%
       Expected dividend yield........................................ $    --
       Expected lives.................................................  5 years
       Weighted average grant date fair value per option.............. $      5

                                STARSEED, INC.

  If the Company had accounted for these options in accordance with SFAS 123, the Company's net loss for the year ended September 30, 1998 would have increased to the following pro forma amounts:

       Net loss:
         As reported............................................... $(2,087,638)
         Proforma..................................................  (2,181,902)

  A summary of the status of the Company's Plan at September 30, 1998 and changes during the year then ended is presented in the following table:

                                                                Weighted average
                                                        Options  exercise price
                                                        ------- ----------------
     Outstanding September 30, 1997....................     --       $ --
     Granted........................................... 475,000       2.89
     Exercised.........................................     --         --
     Canceled..........................................     --         --
                                                        -------      -----
     Outstanding September 30, 1998.................... 475,000      $2.89
                                                        =======      =====

  The outstanding stock options have a weighted average remaining contractual life of 10 years. At September 30, 1998, a total of 295,000 non-qualified stock options were exercisable at a weighted average exercise price of $1.86 share and with a weighted average remaining contractual live in years of 10.

(5) Commitments and Contingencies

Leases

  The Company leases its facilities and certain computer and office equipment under noncancelable leases for varying periods through 2002. The Company's lease obligations are collateralized by certain assets at September 30, 1998. The following are the minimum lease obligations under these leases at September 30, 1998:

                                                             Capital   Operating
                                                              leases    leases
                                                             --------  ---------
     1999................................................... $ 19,188   $11,136
     2000...................................................   18,595    11,136
     2001...................................................    9,980     6,392
     2002...................................................    4,020       --
                                                             --------   -------
                                                               51,783   $28,664
                                                                        =======
     Less: amount representing interest.....................   (7,049)
                                                             --------
     Present value of minimum lease payments................   44,734
     Less: current portion..................................  (15,091)
                                                             --------
     Long-term portion...................................... $ 29,643
                                                             ========

  Rental expense pertaining to operating leases for the year ended September 30, 1998 and the period October 8, 1996 (date of inception) to September 30, 1997 was approximately $35,000 and $46,000, respectively.

                                STARSEED, INC.

Consulting Agreement

  The Company has entered into a consulting agreement with an individual through June 1999. Under this agreement, the Company is to pay a consulting fee of $2,000 a month.

Contingencies

  From time to time, the Company has been party to various litigation and administrative proceedings relating to claims arising from its operations in the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

Year 2000

  The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

  The Company has conducted a review of the Company's exposure to the year 2000 problem, including working with computer systems and software vendors to assure that they are prepared for the year 2000. Based on this review and discussions with such vendors, the Company currently believes that its internal systems are year 2000 compliant. The Company does not expect to incur any significant operating expenses or invest in additional computer systems to resolve issues relating to the year 2000 problem, with respect to both its information technology and product and service functions.

(6) Notes Payable

  At September 30, 1998 and 1997 notes payable consists of the following:

                                                                1998    1997
                                                              -------- -------
   Notes payable to GeoCities, payable in a lump-sum plus
    accrued interest at 9% per annum payable upon the
    earlier of January 29, 1999 or upon the Company
    obtaining equity financing in excess of $1,000,000......  $200,000 $   --
   Note payable to Keyline Investments, payable in a lump-
    sum November 1998.......................................   226,000     --
   Notes payable to shareholders, payable in a lump-sum plus
    accrued interest at 12% per annum due October 1, 2000...    41,700  45,200
   Note payable to individual payable in a lump-sum no
    interest, due December 31, 1997.........................       --   18,000
                                                              -------- -------
                                                               467,700  63,200
   Less--current portion....................................   426,000  18,000
                                                              -------- -------
                                                              $ 41,700 $45,200
                                                              ======== =======

  The Note payable to shareholders is payable upon the earlier of October 1, 2000 or upon a corporate transaction. Corporate transaction means any of the following: (1) a merger or consolidation in which the Company is not the surviving entity; (2) the sale, transfer or other disposition of all or substantially all of the assets of the Company and (3) any reverse merger in which the Company is the surviving entity but in which fifty percent or more of the Company's outstanding voting stock is transferred to holders different from those who held the stock immediately prior to such merger.

                                STARSEED, INC.

  The combined aggregate amount of debt maturities for the five years subsequent to September 30, 1998 follows:

       Year ending September 30:
         1999......................................................... $426,000
         2000.........................................................   41,700
                                                                       --------
                                                                       $467,700
                                                                       ========

(7) Customer Information

  The Company had three significant customers in 1998 that each account for greater than 10% of the Company's revenues. These customers accounted for 97% of the Company's accounts receivable at September 30, 1998.

(8) Warrants

  During 1998, the Company issued warrants to purchase 92,105 shares of the Company's common stock at $11.43 per share exercisable at anytime until September 1, 2000, in connection with the note payable to GeoCities. The warrants will terminate by mutual agreement upon the closing of GeoCities purchasing the Company. (See note 9)

(9) Subsequent Events

  The Company obtained an additional note payable from GeoCities of $100,000 payable in a lump-sum plus accrued interest at 9% per annum, payable upon the earlier of January 29, 1999 or upon the Company obtaining equity financing in excess of $1,000,000.

  In October 1998, the Company entered into a non-binding letter of intent with GeoCities. Pursuant to the agreement; among other things all the issued and outstanding shares of the Company shall be converted into the right to receive shares of common stock of GeoCities and cash. Additionally, all outstanding options under the Company's 1998 stock option/stock issuance plan, whether vested or unvested, will be assumed by GeoCities.

  This acquisition is expected to provide the Company with the additional financial resources to continue operations. If the acquisition is not completed, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  The Company entered into a settlement agreement with Keyline Investments. The agreement requires the repayment of the outstanding loan to the Company of $226,000 and the issuance of 20,000 shares. The fair market value of the 20,000 shares is $130,000 which has been accrued as other current liabilities in the balance sheet at September 30, 1998.