Form 10-Q
period 1999-03-31
GEOCITIES
filed 1999-05-17
CIK 1062777

     As Filed with the Securities and Exchange Commission on May 17, 1999


                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999


                                       OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to ________________


Commission File No. 0-22815


                                   GeoCities
                                   ---------
             (Exact name of Registrant as specified in its charter)


           State of Delaware                          95-4515867
    -------------------------------      ------------------------------------
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)


          4499 Glencoe Avenue
       Santa Monica, California                         90292
----------------------------------------             ----------
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

     The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of April 30, 1999, was 32,606,536.

                                   GEOCITIES
                                   FORM 10-Q
                                     INDEX


                                                                           Page
                                                                          Number
                                                                          ------
Part I.   Financial Information

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets at March 31, 1999
          (unaudited) and December 31, 1998                                  1

          Unaudited Condensed Consolidated Statements of Operations
          for the Three Month Periods Ended March 31, 1999 and 1998          2

          Unaudited Condensed Consolidated Statements of Cash Flows
          for the Three Month Periods Ended March 31, 1999 and 1998          3

          Notes to Condensed Consolidated Financial Statements               4

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          5

Item 3.   Qualitative and Quantitative Disclosure about Market Risk         24


Part II.  Other Information

Item 1.   Legal Proceedings                                               II-1

Item 2.   Changes in Securities and Use of Proceeds                       II-3

Item 3.   Defaults upon Senior Securities                                 II-4

Item 4.   Submission of Matters to a Vote of Security Holders             II-4

Item 5.   Other Information                                               II-4

Item 6.   Exhibits and Reports on Form 8-K                                II-4

          A.  Exhibits
          B.  Reports on Form 8-K

Signatures

                                    PART I

                             Financial Information

Item 1.  Financial Statements

                                   GeoCities

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        March 31,       December 31,
                                                           1999             1998
                                                      --------------   --------------
                                                       (unaudited)       (audited)
                          ASSETS
Current assets:
  Cash and cash equivalents..........................   $ 29,611,000     $ 51,014,000
  Short-term investments in marketable securities....     41,125,000       33,797,000
  Accounts receivable, net...........................      6,089,000        4,296,000
  Prepaids and other current assets..................      3,090,000        1,453,000
                                                        ------------     ------------
    Total current assets.............................     79,915,000       90,560,000

  Long-term investments in marketable securities.....      6,574,000        5,094,000
  Property and equipment, net........................     11,718,000        8,706,000
  Goodwill and other intangibles, net................     21,171,000       24,482,000
  Other assets.......................................     11,253,000        1,540,000
                                                        ------------     ------------
    Total assets.....................................   $130,631,000     $130,382,000
                                                        ============     ============

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................   $  2,685,000     $  2,269,000
  Accrued expenses...................................      5,242,000        6,745,000
  Deferred revenue...................................      2,214,000          335,000
  Capital lease obligations, current portion.........      2,381,000        1,707,000
                                                        ------------     ------------
    Total current liabilities........................     12,522,000       11,056,000

  Capital lease obligations, net of current portion..      2,256,000        1,641,000
  Other liabilities..................................      2,445,000          686,000
                                                        ------------     ------------
    Total liabilities................................     17,223,000       13,383,000

Stockholders' equity:
  Common stock.......................................         32,000           32,000
  Additional paid-in capital.........................    162,015,000      155,972,000
  Unearned deferred compensation.....................     (6,454,000)      (6,845,000)
  Accumulated deficit................................    (42,185,000)     (32,160,000)
                                                        ------------     ------------
    Total stockholders' equity.......................    113,408,000      116,999,000
                                                        ------------     ------------
    Total liabilities and stockholders' equity.......   $130,631,000     $130,382,000
                                                        ============     ============

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                                   GeoCities

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                         1999          1998
                                                     ------------   -----------
Net revenues.......................................  $  7,842,000   $ 2,173,000
Cost of revenues...................................     5,074,000     1,565,000
                                                     ------------   -----------
     Gross profit..................................     2,768,000       608,000
Operating expenses:
  Sales and marketing..............................     6,243,000     2,202,000
  Product development..............................     2,714,000       508,000
  General and administrative.......................     2,732,000       999,000
  Amortization of goodwill and other intangibles...     1,983,000            --
                                                     ------------   -----------
   Total operating expenses........................    13,672,000     3,709,000
                                                     ------------   -----------
Loss from operations...............................   (10,904,000)   (3,101,000)
  Interest income, net.............................       879,000       203,000
                                                     ------------   -----------
Net loss...........................................   (10,025,000)   (2,898,000)
  Accretion on mandatory redeemable
   convertible preferred stock.....................            --      (687,000)
                                                     ------------   -----------
     Net loss applicable to common stockholders....  $(10,025,000)  $(3,585,000)
                                                     ============   ===========
Basic and diluted net loss per share
 applicable to common stockholders.................  $      (0.31)  $     (1.29)
                                                     ============   ===========
Weighted average shares outstanding
 used in per-share calculation.....................    32,260,000     2,770,000
                                                     ============   ===========

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                                   GeoCities

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        Three Months Ended
                                                             March 31,
                                                    ---------------------------
                                                        1999           1998
                                                    ------------   ------------
Cash flows from operating activities:
  Net loss........................................  $(10,025,000)  $ (2,898,000)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization................     3,628,000        144,000
     Deferred compensation earned.................       386,000         40,000
     Bad debt reserve.............................       142,000         76,000
     Changes in operating assets and liabilities:
      Accounts receivable.........................    (1,935,000)      (318,000)
      Prepaids and other current assets...........    (1,637,000)       203,000
      Other assets................................        16,000         40,000
      Accounts payable............................       416,000       (295,000)
      Accrued expense.............................    (1,494,000)     1,021,000
      Deferred revenue............................       129,000        129,000
                                                    ------------   ------------
        Net cash used in operating activities.....   (10,374,000)    (1,858,000)

Cash flows used in investing activities:
  Purchase of property and equipment..............    (2,631,000)      (438,000)
  Redemption of held-to-maturity securities.......    22,250,000             --
  Purchases of held-to-maturity securities........   (31,058,000)   (24,595,000)
                                                    ------------   ------------
     Net cash used in investing activities........   (11,439,000)   (25,033,000)

Cash flows from financing activities:
  Proceeds from issuance of common stock, net.....       850,000        199,000
  Payments under capital-lease obligations........      (440,000)       (79,000)
  Subscription receivable.........................            --     25,000,000
                                                    ------------   ------------
     Net cash provided by financing activities....       410,000     25,120,000
                                                    ------------   ------------
Net decrease in cash..............................   (21,403,000)    (1,771,000)

Cash and cash equivalents, beginning of period....    51,014,000      3,785,000
                                                    ------------   ------------
Cash and cash equivalents, end of period..........  $ 29,611,000   $  2,014,000
                                                    ============   ============

                The accompanying notes are an integral part of
              these condensed consolidated financial statements.

                                   GeoCities

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     (All Information with Respect to March 31, 1999 and 1998 is Unaudited)


1.  Organization and Business

    GeoCities (the "Company") was incorporated as a California corporation on December 16, 1994, and began operations in 1995. In June 1998, the Board of Directors approved the reincorporation of the Company in the State of Delaware and changed the par value of the Company's Common Stock. The Company offers a community of personal websites on the Internet within 41 themed neighborhoods. The Company's main source of revenue is from advertising, along with other revenue streams, including fee-based premium services and commerce. The Company's business is characterized by rapid technological change, new product development and evolving industry standards.

    The consolidated financial statements are unaudited, other than the balance sheet at December 31, 1998, and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. Certain items shown in the prior financial statements have been reclassified to conform with the presentation of the current period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the three years ended December 31, 1998, and related notes included in the Company's Annual Report on form 10-K dated March 31, 1999, filed with the Securities and Exchange Commission (the "SEC").


2.  Merger with Yahoo

    In January 1999, the Company entered into an agreement with Yahoo! Inc. ("Yahoo!") whereby the Company will become a wholly-owned subsidiary of Yahoo!. Under the terms of the agreement, Yahoo! will issue 0.6768 shares of Yahoo! common stock in exchange for each share of the Company's common stock. In addition, all options to purchase the Company's common stock will be converted into options to purchase Yahoo! common stock at the same conversion rate. The acquisition is intended to be accounted for as a pooling of interests and is expected to be completed in the second quarter of 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion of the financial condition and results of operations of GeoCities should be read in conjunction with the consolidated financial statements and the related notes to such financial statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. GeoCities' actual results may differ materially from these forward-looking statements as a results of certain factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this report. Readers are also urged to carefully review and consider the various risk factor disclosures made in the Company's other reports and filings with the SEC, including the Company's annual report on Form 10-K filed March 31, 1999 and the Company's definitive proxy statement on schedule 14A filed on April 29, 1999. Readers are cautioned not to place undue reliance on these forward-looking statements to reflect events or circumstances occurring after the date hereof.

Overview

    To date, the Company's revenues have been derived principally from the sale of advertisements. The Company sells banner advertisements, event sponsorships and premium site locations within the Company's website. The Company also receives advertising revenues from select premier commerce partners in return for preferred banner advertising locations on, and integration into, the Company's website. The Company also receives advertising revenues from third-party content providers who pay the Company for displaying their content on the Company's website. In March 1999, the Company introduced the Pages That Pay program, which enables member merchants to advertise their products and services on the GeoCities homesteader's personal websites and in turn pays the homesteader a referral fee upon consummated sales. Currently, the duration of the Company's various banner advertising arrangements averages between two to three months. Advertising rates are dependent on whether the impressions are for general rotation throughout the Company's website or for targeted audiences and properties within specific areas of the GeoCities site. All advertising revenues are recognized ratably in the period in which the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations typically include guarantees of a minimum number of "impressions" or times that an advertisement appears in page views downloaded by users. Payments received from advertisers prior to displaying their advertisements on the site are recorded as deferred revenues and are recognized as revenue ratably when the advertisement is displayed.

    In addition to advertising revenues, the Company derives other revenues primarily from its GeoPlus program, and, to a lesser extent, from its GeoShops program. The Company's GeoPlus program offers premium services for a monthly fee, providing homesteaders additional disk space and enhanced publishing tools for their web pages. The Company's GeoShops program, a commerce service that, for a monthly fee, allows homesteaders to sell products and services on their personal websites, and, for an additional fee, provides homesteaders with transaction authorization and processing capabilities. Revenues from the GeoPlus and GeoShops programs are recognized in the month that the service is provided.

    The Company has incurred significant losses since its inception, and as of March 31, 1999, had an accumulated deficit of approximately $42.2 million. Also, in connection with the grant of certain stock options to employees during 1997 and 1998, the Company recorded unearned deferred compensation totaling approximately $8.0 million, representing the difference between the deemed value of the Company's Common Stock for accounting purposes and the exercise price of such options at the date of grant. At March 31, 1999, the unearned deferred compensation balance was $6.5 million. Such amount, net of amortization, is presented as a reduction of stockholders' equity and amortized over the vesting period of the applicable options. As a result, the Company currently expects to amortize the following amounts of deferred compensation annually: 1999--$1.5 million; 2000--$1.8 million; 2001--$2.0 million; 2002--$0.9 million; 2003--$0.4 million and 2004--$0.2 million. Amortization of deferred compensation was $386,000 and $40,000 for the three months ended March 31, 1999 and 1998, respectively.

    The Company, FTC staff attorneys and the Director of Consumer Protection for the FTC executed a consent order in June 1998, in connection with the FTC's investigation into certain of the Company's past business practices regarding the collection and use of personal identifying information. The consent order was issued by the FTC on

February 5, 1999. Based on the scope of the consent order, the Company does not believe that its compliance with the consent order will have a material adverse effect on its business, results of operations or financial condition.

    On January 28, 1999, the Company announced the signing of a definitive agreement with Yahoo! Inc. whereby GeoCities will become a wholly-owned subsidiary of Yahoo!. According to the terms of the agreement, the merger is intended to be accounted for as a pooling of interests and Yahoo! will issue
0.6768 shares of Yahoo! common stock for each share of GeoCities common stock outstanding. In addition, all outstanding stock options of GeoCities will be converted into Yahoo! stock options using the same exchange ratio. The merger is subject to certain conditions and approval by the Company's stockholders. GeoCities filed a definitive proxy statement with the SEC on April 29, 1999 which discusses the material terms of the merger and has called a special meeting of stockholders for May 28, 1999 to vote on the merger. If the merger is consummated, GeoCities' future results of operations could be significantly affected as its operations and business are integrated with Yahoo!'s business and operations.

    In March 1999, GeoCities acquired all of the issued and outstanding capital stock and options to purchase capital stock of Futuretouch. The purchase price included an aggregate of 65,000 shares of GeoCities common stock, valued at $6,228,000 and an additional $1.0 million payable on the first year anniversary of the closing, subject to the achievement of performance criteria. The acquisition was accounted for as a purchase with the excess of the purchase price over the fair value of the net assets acquired being recorded as goodwill and other intangibles.

Results of Operations--Three Months Ended March 31, 1999 and 1998

     Net Revenues

    Net revenues were $7,842,000 for the three months ended March 31, 1999, a 261% increase from $2,173,000 during the three months ended March 31, 1998. The increase in net revenues was due primarily to an increase in the number of advertisers from 90 for the three months ended March 31, 1998 to 223 for the three months ended March 31, 1999; the addition of the Company's premier commerce partners; the increase in the Company's website traffic, exemplified by the increase in page views from 2.1 billion for the three months ended March 31, 1998 to 5.4 billion for the three months ended March 31, 1999; the deployment of the Pages That Pay program and, to a lesser extent, expansion in GeoPlus and GeoShops memberships; and the addition of third-party content providers which pay the Company for carrying their content within the GeoCities community.

    Advertising revenues accounted for approximately 95% and 88% of net revenues for the three months ended March 31, 1999 and 1998, respectively. The Company's four largest customers accounted for approximately 22% and 30% of net revenues in the three months ended March 31, 1999 and 1998, respectively. The GeoPlus program accounted for 4% and 12% of net revenues for the three months ended March 31, 1999 and 1998, respectively. During the three months ended March 31, 1999 and 1998, the Company's revenues from its GeoShops program and revenue-sharing arrangements with commerce partners were not material.

     Cost of Revenues

    Cost of revenues were $5,074,000 for the three months ended March 31, 1999, or 65% of net revenues as compared to $1,565,000, or 72% of net revenues for the three months ended March 31, 1998. The absolute dollar increases in cost of revenues were primarily due to the costs of building the Company's server and networking infrastructure in response to the growth in homesteader membership, from 1.6 million at March 31, 1998 to 4.0 million at March 31, 1999, increasing costs of serving banner advertisements due to increasing page views, and amortization of purchase technology costs of $616,000. Cost of revenues as a percentage of net revenues has decreased because of the growth in net revenues.

Operating Expenses

     Sales and Marketing Expenses

    Sales and marketing expenses were $6,243,000 for the three months ended March 31, 1999, or 80% of net revenues as compared to $2,202,000, or 101% of net revenues for the three months ended March 31, 1998. The absolute dollar increases in sales and marketing expenses were primarily attributable to the Company's continued efforts to build a direct sales and marketing force and editorial and support staff, from 64 at March 31, 1998 to 164 at March 31, 1999, increased expenses associated with promotion and marketing efforts and a nonrecurring charge related to the termination of a distribution agreement for $497,000. Sales and marketing expenses as a percentage of net revenues have decreased because of the growth in net revenues.

     Product Development Expenses

    Product development expenses were $2,714,000 for the three months ended March 31, 1999, or 35% of net revenues as compared to $508,000, or 23% of net revenues for the three months ended March 31, 1998. The increases in product development expenses were primarily attributable to increases in the number of engineers devoted to supporting enhancement to and development of the Company's products. The Company's believes that significant investments in product development are required to remain competitive.

     General and Administrative Expenses

    General and administrative expenses were $2,732,000 for the three months ended March 31, 1999, or 35% of net revenues as compared to $999,000, or 46% of net revenues for the three months ended March 31, 1998. The absolute dollar increases in general and administrative expenses were primarily due to increases in the number of general and administrative personnel, from 17 at March 31, 1998 to 41 at March 31, 1999, and an increase in professional services and facility expenses to support the growth of the Company's operations. General and administrative expenses as a percentage of net revenues decreased due to the growth in net revenues.

     Amortization of Goodwill and Other Intangibles

    Amortization of goodwill and other intangibles was $1,983,000 for the three months ended March 31, 1999, or 25% of net revenues. Amortization expense is attributable to the goodwill and other intangibles recognized in connection with the acquisition of Starseed, Inc. in December 1998.

     Interest Income, Net

    Interest income, net was $879,000 for the three months ended March 31, 1999, as compared to $203,000 for the three months ended March 31, 1998. Interest income, net includes income from the Company's cash and investments and expenses related to the Company's financing obligations. The increase in absolute dollars was primarily due to a higher average investment balance as a result of the receipt of the proceeds from the consummation of the Company's initial public offering in August 1998.

Liquidity and Capital Resources

     Liquidity and Capital Resources

    The Company invests predominantly in instruments that are highly liquid, of quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. As of March 31, 1999, the Company had approximately $29,611,000 in cash and cash equivalents and $47,699,000 in short-term and long-term investments. The Company regularly invests excess funds in a combination of short-term money market funds, government securities and commercial paper.

    Net cash used in operating activities increased to $10,374,000 for the three months ended March 31, 1999, from $1,858,000 for the three months ended March 31, 1998. The increase in net cash used resulted primarily from increases in net loss, accounts receivable, prepaids and other current assets and decreases in accrued expenses, partially offset by increases in accounts payable.

    Net cash used in investing activities decreased to $11,439,000 for the three months ended March 31, 1999, from $25,033,000 for the three months ended March 31, 1998, resulting primarily from redemption of investment securities, partially offset by the purchase of investments with the proceeds received in 1998 from the Company's equity financings and increased purchases of property and equipment.

    Net cash provided by financing activities decreased to $410,000 for the three months ended March 31, 1999, compared to $25,120,000 for the three months ended March 31, 1998, resulting primarily from approximately $25,00,0000 of cash proceeds that was received in January 1998 in connection with the sale of shares of the Company's preferred stock, and for the three months ended March 31, 1999, increased capital lease payments, partially offset by increases in cash proceeds from the issuance of common stock.

    The Company has a bank line of credit for $10,000,000. To date, there have been no borrowings under this line of credit. This credit facility includes a $7,000,000 revolving facility for working capital and a $3,000,000 equipment lease facility. This facility bears interest at the bank's prime rate for the revolving facility and the bank's prime rate plus 0.75% for the equipment lease facility. Any borrowings under this line of credit will be collateralized by substantially all of the Company's assets.

    The Company's capital requirements depend on numerous factors, including market acceptance of the Company's services, the amount of resources the Company devotes to investments in the GeoCities community, the resources the Company devotes to marketing and selling its services and its brand promotions and other factors. Since its inception, GeoCities has experienced a substantial increase in its capital expenditures and operating lease arrangements consistent with the growth in its operations and staffing, and anticipates that this will continue for the foreseeable future. Additionally, the Company will continue to evaluate possible investments in products and technologies, and plans to expand its sales and marketing programs. The Company currently anticipates that its existing line of credit and available funds will be sufficient to meet its anticipated needs for working capital and capital expenditures for at least the next 12 months.

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

     State of Readiness

    In October 1998, the Company completed an initial evaluation of the year 2000 readiness of the information technology systems used in its operations ("IT Systems") and its non-IT Systems, such as building security, voice mail and other systems. Based on this evaluation, the Company identified two database tables that hold information concerning GeoCities' homesteaders in which the date-of-birth year field was stored as a two-digit character string and, as a result, were not year 2000 compliant. All programs affected by the aforementioned noncompliance were identified and converted to a year 2000 compliant system in March 1999. In addition, as a result of the preliminary evaluation, all production server operating systems in use by the Company at that time which were not deemed year 2000 compliant have been upgraded to year 2000 compliant systems.

    The Company is currently undergoing a more comprehensive analysis of the year 2000 readiness of its IT and non-IT systems. This additional analysis will cover the following phases:

1) identification of GeoCities-owned and third-party IT Systems and non-IT Systems;

2) obtaining representations and other assurances from third-party vendors and licensors of their products' year 2000 readiness;

3)  assessment of any repair or replacement requirements;

4)  repair or replacement;

5)  testing;

6)  implementation; and

7)  creation of contingency plans in the event of year 2000 failures.

    The Company has completed the first phase of this additional analysis and is currently performing phases (2) through (6) of the analysis. The Company expects to complete these phases by the end of June 1999, after which, the Company will implement phase (7) of the plan. the Company expects to complete all of the phases by the end of July 1999.

    Other than the foregoing, based on its preliminary evaluation and the interim results of its current analysis, the Company believes it is year 2000 compliant.

     Costs

    To date, the Company has not incurred any material expenditures in connection with identifying or evaluating year 2000 compliance issues. Most of its expenses have related to the opportunity cost of time spent by employees of the Company evaluating its IT Systems and non-IT Systems, year 2000 compliance matters generally, and repairing existing IT Systems and non-IT Systems, based on the findings of its preliminary evaluation. Furthermore, based on its analysis to date, the Company does not expect that it will be required to incur any material expenditures in the future with respect to year 2000 compliance issues.

     Risks of Year 2000 Issues

    While the Company believes it is year 2000 compliant, there are still a number of risks associated with year 2000 issues. For instance, the Company relies heavily on third-party software and services to implement , track and account for its advertising revenues. If a year 2000 issue were to arise with respect to such software or services, the Company's ability to generate and collect revenues could be materially and adversely impacted. In addition to the IT Systems and non-IT Systems currently within its direct control, the Company relies both domestically and internationally, upon various vendors, governmental agencies, utility companies, telecommunications service companies, delivery service companies and other service providers who are outside of the Company's control. The Company cannot assure you that these parties will not suffer a year 2000 business disruption.

    In particular, if a year 2000 problem were to arise with respect to a telecommunications service company, the Company's website could become inaccessible. In such event, the Company's business, results of operations and financial condition would be materially and adversely impacted.

     Contingency Plan and Monitoring

    The Company does not presently have a contingency plan with respect to year 2000 issues. As part of the comprehensive analysis that the Company is currently performing, the Company plans to develop a contingency plan to address such issues.

    In addition, the Company is continuing to monitor all of the new IT Systems and non-IT Systems that it acquires or accesses in the normal course of its business. If additional year 2000 compliance issues are discovered, the Company plans to evaluate the need for repair or replacement or to develop contingency plans relating to such issues.

                                  RISK FACTORS


    You should carefully consider the following risks in your evaluation of GeoCities. The risks and uncertainties described below are not the only ones facing GeoCities. Additional risks and uncertainties, including those risks set forth below, may also adversely impact and impair GeoCities' business. If any of the following risks actually occur, GeoCities' business, results of operations or financial condition would likely suffer. In such case, the trading price of GeoCities common stock could decline, and you may lose all or part of the money you paid to buy GeoCities common stock.

Limited Operating History

    GeoCities was founded in December 1994 but did not begin generating advertising revenues until mid-1996. For the three months ended March 31, 1999 and 1998, GeoCities generated revenues of $7.8 million and $2.2 million, respectively. Accordingly, it has a limited operating history upon which an evaluation of its current business and prospects can be based. In addition, GeoCities' revenue model is evolving and relies substantially upon the sale of advertising on its website. You must consider the risks, expenses and problems frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the Internet. These risks include GeoCities':

 .  ability to maintain and/or increase levels of traffic on its website;

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

 . ability to successfully integrate its operations with acquisitions or that the risks associated with acquisitions, including but not limited to expenses, fluctuations in amortization and write-downs of intangible assets, will materially adversely affect its business, results of operations and financial condition; and dependence on general economic conditions.

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

GeoCities May Not Achieve Profitability; GeoCities Anticipates Continued Losses

    As of March 31, 1999, GeoCities had an accumulated deficit of $42.2 million and has not achieved profitability on a quarterly or annual basis to date. Although its revenues have grown in recent quarters, it cannot assure you that it will ever achieve profitability or that its losses will not increase. If GeoCities ever does achieve profitability, it cannot assure you that it can sustain or increase profitability. If revenues grow slower than GeoCities anticipates, or if operating expenses exceed its expectations or cannot be adjusted accordingly, its business, results of operations and financial condition will be materially and adversely affected.

    The extent of GeoCities' losses will depend, in part, on its ability to increase revenues from advertising, generate commerce activity on its website and generate premium membership service fees. If the proposed merger with Yahoo! (please see "Risks Associated with Yahoo! Merger") is not consummated, GeoCities' operating expenses would increase significantly, especially in the areas of sales and marketing and brand promotion. GeoCities' extremely limited operating history makes the prediction of future results of operations difficult, and, therefore, you should not rely on its recent revenue growth as any indication of its future revenue growth. GeoCities believes that period-to-period comparisons of its operating results are not meaningful and that you should not rely on the results for any period as an indication of its future performance.

GeoCities' Quarterly Results Are Unpredictable and Subject to Significant Fluctuation

    GeoCities' operating results may vary significantly from quarter to quarter as a result of a variety of factors, many of which are outside of GeoCities' control. These factors include:

 .  demand for web-based advertising;

 .  acceptance of the web as a commerce medium;

 .  level of traffic on the GeoCities website;

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

 . engineering or development fees that may be paid in connection with adding new website development and publishing tools; and

 .  incurrence of costs relating to future acquisitions.

    GeoCities may from time to time make pricing, service or marketing decisions or acquisitions that could have a material adverse effect on GeoCities' business, results of operations and financial condition.

Advertising Revenue Is Seasonal

    GeoCities expects to continue to experience seasonality in its business. User traffic on GeoCities' website decreases during the summer and year-end vacation and holiday periods. Additionally, seasonality may adversely affect GeoCities' advertising revenues during the first and third calendar quarters, as advertisers historically spend less during these periods. Because web-based advertising is an emerging market, additional seasonal and other patterns in web-based advertising may develop in the future as the market matures.

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

    To date, a significant portion of GeoCities' revenues in any given period has been derived from a small group of customers which generally changes from period to period. GeoCities expects this situation to continue in the future. No one customer accounted for more than 10% of GeoCities' net revenues for the three months ended March 31, 1999. GeoCities' four largest customers accounted for approximately 22% of GeoCities' net revenues during the three months ended March 31, 1999. The cancellation or deferral of existing advertising or commerce contracts or the failure to obtain new contracts in any quarter could materially and adversely affect GeoCities' business, results of operations and financial condition for that quarter and future periods.

    GeoCities' advertising revenues are dependent upon the amount of traffic on the GeoCities website. Accordingly, any significant shortfall in traffic on the GeoCities website in relation to GeoCities' expectations or the expectations of existing or potential advertisers would have a material adverse effect on GeoCities' business, results of operations and financial condition. In addition, substantially all of GeoCities' advertising contracts require it to guarantee a minimum number of "impressions" or times that an advertisement appears in page views downloaded by users. If these minimum impressions are not met:

 .  GeoCities could be required to provide credit for additional impressions;

 . GeoCities' ability to sell advertising to new or existing advertisers could be adversely affected; and

 .  GeoCities could be forced to reduce advertising rates.

    Even though advertising rates have been traditionally based on a guaranteed number of impressions, the intense competition in selling advertising on the web results in a wide variety of pricing models, rate quotes and advertising services, which makes it difficult to project future levels of advertising revenues and rates. GeoCities cannot predict which pricing models, if any, will achieve broad acceptance among advertisers. If GeoCities' advertising model fails to achieve broad market acceptance, GeoCities' business, results of operations and financial condition could be materially adversely affected. In addition to selling advertising, a key element of GeoCities' strategy is to generate revenues through revenue-sharing relationships with e-commerce partners. GeoCities currently has short-term agreements with four premier commerce partners: Amazon.com, CDnow, First USA and Egghead, Inc. Under the terms of these agreements, GeoCities agreed to limit the number of premier commerce partners on GeoCities' website to four and to certain other restrictions. To date, GeoCities has not received a material amount of revenues under the revenue- sharing portions of these arrangements, and GeoCities cannot assure you that it ever will.

    Each of GeoCities' premier commerce partners has the option to renew its agreement with GeoCities, subject to the payment of certain renewal fees and rates. Furthermore, Egghead can terminate its agreement with GeoCities upon 30 days notice, subject to the payment of certain termination fees. GeoCities cannot assure you that any of its premier commerce partners will exercise their renewal right or that Egghead will not exercise its right to terminate its agreement with GeoCities. In addition, GeoCities' agreement with First USA, obligates it to generate a certain number of accepted credit-card applications. If GeoCities fails to generate such applications, it would likely be required to increase the amount of advertising GeoCities provides to First USA on the GeoCities website. If GeoCities is required to do so, GeoCities' business, results of operations and financial condition could be materially adversely affected.

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

 . acceptance by GeoCities' members of advertising and other promotional programs of third parties and GeoCities, including GeoCities' watermark on homesteads; and

 . voluntary involvement of GeoCities' community leaders and liaisons to attract web users to the GeoCities website and to reduce the demands on GeoCities' personnel.

    As indicated, the GeoCities business model relies on volunteers such as its community leaders and liaisons to provide assistance to homesteaders and other users of the GeoCities website. GeoCities is aware of a published report that several volunteers at AOL have asked the U.S. Department of Labor to investigate whether AOL's use of voluntary labor violates the Federal Fair Labor Standards Act. The same report states that the Labor Department has not begun an investigation into the matter, but acknowledges that it has received information from several of AOL's volunteers. Although GeoCities is not aware of any similar requests by any of its volunteers, no assurances can be given that such requests will not be made in the future. GeoCities does not believe that any of its practices in connection with the use of volunteers in its business is in violation of any labor laws; however, to the extent that the Department of Labor makes an adverse determination in the AOL matter, it could materially and adversely affect the combined company's business and financial results.

Reliance on Advertising Revenues; Unproven Acceptance and Effectiveness of the Web as an Advertising Medium

    GeoCities derives a substantial majority of its revenues from the sale of advertisements, including banner advertising revenues and advertising revenues from GeoCities' premier commerce partners. Advertising revenues represented 95% and 88% of GeoCities' net revenues in three months ended March 31, 1999 and 1998, respectively. GeoCities plans to continue emphasizing advertising as a method of generating revenues. GeoCities' ability to generate significant advertising revenues depends on, among other things, whether GeoCities can develop a large base of users and visitors possessing demographic characteristics attractive to advertisers and whether GeoCities can develop or acquire effective advertising delivery and measurement systems. Advertisers have only used the Internet as an advertising medium for a relatively short period of time. Accordingly, the effectiveness of the Internet as an advertising medium as compared to traditional advertising media has yet to be established.

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

    The process of managing advertising within the GeoCities' website is an increasingly important and complex task. GeoCities licenses its advertising management system from AdForce, Inc. Under the license agreement, AdForce provides GeoCities with an Internet advertising administration system known as AdForce to facilitate GeoCities' management of advertising on the GeoCities website. GeoCities uses the AdForce service to generate ad tags, schedule advertising and generate reports. The AdForce agreement has a term of two years and will expire in May 2000, if not renewed, subject to GeoCities' right to terminate the agreement with or without cause during the 30-day period following May 4, 1999. Additionally, GeoCities may terminate the agreement if AdForce fails to perform under the agreement. GeoCities cannot assure you that it will not terminate the AdForce agreement. If it did terminate the agreement, GeoCities believes that it could replace the AdForce service with other available advertising management systems. However, any such termination and replacement could disrupt GeoCities' ability to manage GeoCities' advertising operations for a period of time. In addition, system failures or material difficulties in the operation of the AdForce system or any replacement system, could prevent GeoCities from delivering banner advertisements and sponsorships through GeoCities' website, which might require it to displace salable advertising inventory with free or discounted advertising to GeoCities' existing advertisers.

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

The Loss of, or Inability to Attract, Key Personnel Could Materially Adversely Affect GeoCities

    GeoCities' performance substantially depends on the performance of its executive officers and other key employees. GeoCities does not currently have "key person" life insurance policies on any of its employees. If GeoCities loses the services of any of its executive officers or other key employees, its business, results of operations and financial condition could be materially adversely affected. The competition for senior management, experienced media sales and marketing personnel, qualified web engineers and other employees is intense, and GeoCities has experienced difficulty, from time to time, in hiring and retaining the personnel necessary to support its business. Consequently, GeoCities cannot assure you that it will be able to attract and retain qualified personnel.

GeoCities' Markets Are Highly Competitive

    The market for members, visitors and Internet advertising and e-commerce opportunities is new and rapidly evolving, and competition for members, visitors and advertisers is intense and is expected to increase significantly in the future. Barriers to entry are relatively insubstantial. GeoCities believes that the principal competitive factors for companies seeking to create community on the Internet are critical mass, functionality, brand recognition, member affinity and loyalty, broad demographic focus and open access to visitors. GeoCities believes that its current major competitors are companies that are primarily focused on creating web-based communities on the Internet. These competitors include America Online, Inc., Excite, Inc., Disney, Tripod, Inc., Angelfire Communications, Xoom, Inc. and theglobe.com.

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

    GeoCities also competes for visitors with many Internet content providers and Internet service providers, including web directories, search engines, shareware archives, content sites, commercial online services and sites maintained by Internet service providers, as well as thousands of Internet sites operated by individuals and government and educational institutions. These competitors include free information, search and content sites or services, such as America Online, Inc. (including Netscape Communications), CNET, Inc., CNN/Time Warner, Inc., Excite, Inc., Infoseek Corporation, Lycos, Inc., Microsoft Corporation and Yahoo!, some of which, such as Yahoo! and Disney, owner of a significant interest in Infoseek, also have relationships with GeoCities. GeoCities also competes with the foregoing companies, as well as traditional forms of media such as newspapers, magazines, radio and television, for advertisers and advertising revenue. GeoCities believes that the principal competitive factors in attracting advertisers include the amount of traffic on its website, brand recognition, customer service, the demographics of GeoCities' members and viewers, GeoCities' ability to offer targeted audiences and the overall cost effectiveness of the advertising medium offered by GeoCities. GeoCities believes that the number of Internet companies relying on web-based advertising revenue will increase greatly in the future. In the past several months, a number of significant acquisitions of Internet companies have been announced, including:

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

    Many of GeoCities' existing and potential competitors, including web directories and search engines and large traditional media companies, have longer operating histories in the web market, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than GeoCities. Such competitors are able to undertake more extensive marketing campaigns for their brands and services, adopt more aggressive advertising pricing policies and make more attractive offers to potential employees, distribution partners, commerce companies, advertisers and third party content providers. There can be no assurance that Internet content providers and Internet service providers, including web directories, search engines, shareware archives, sites that offer professional editorial content, commercial online services and sites maintained by Internet service providers will not be perceived by advertisers as having more desirable websites for placement of advertisements. In addition, substantially all of GeoCities' current advertising customers and strategic partners also have established collaborative relationships with certain of GeoCities' competitors or potential competitors, and other high-traffic websites. Accordingly, there can be no assurance that GeoCities will be able to grow its memberships, traffic levels and advertiser customer base at historical levels or retain its current members, traffic levels or advertiser customers, or that competitors will not experience greater growth in traffic that GeoCities as a result of such relationships which could have the effect of making their websites more attractive to advertisers, or that GeoCities' strategic partners will not sever or will elect not to renew their agreements with GeoCities. There can also be no assurance that GeoCities will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on GeoCities' business, results of operations and financial condition.

Capacity Constraints and System Failures Could Adversely Impact GeoCities' Business

    GeoCities' business and reputation and ability to attract web users, advertisers, new members and commerce partners to GeoCities' website depends substantially on the performance of its server, networking hardware and software infrastructure. If a system failure causes an interruption in service or a decrease in responsiveness of GeoCities' website, the GeoCities website could experience less traffic. If such interruption or decreases were sustained or repeated, GeoCities' reputation and the attractiveness of its brand name could be impaired.

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

 . using several dedicated servers and tape libraries to backup the GeoCities website every 24 hours;

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

  Increases in the use of GeoCities' website or the addition of raw products or features to the GeoCities website could strain the capacity of our systems, which could lead to slower response times or system failures. Such events would diminish the experience for GeoCities' members and visitors and would likely decrease the number of impressions received by advertisers, which could reduce GeoCities' advertising and commerce revenues. GeoCities does not know whether it will be able to provide effective Internet connections and systems to manage substantially larger numbers of customers at higher transmission speed. As a result, GeoCities may not be able to scale up to its expected customer levels while maintaining the performance of its website. If GeoCities' resource requirements increase, it will need to purchase additional servers and networking equipment and rely more heavily on Exodus and its services to maintain adequate data transmission speeds. GeoCities cannot assure you that such additional equipment or services will be available, or that the cost of such equipment and services will not be significant.

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

  GeoCities continually strives to incorporate new technology into GeoCities' website for the benefit of GeoCities' members, visitors and advertising and commerce partners. Introducing new technology into GeoCities' systems involves numerous technical challenges, substantial amounts of personnel resources and often takes many months to complete. GeoCities cannot assure you that it will be successful at integrating such technology into GeoCities' website on a timely basis or without degrading the responsiveness and speed of GeoCities' website or that, once integrated, such technology will function as expected.

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

  Federal Trade Commission Investigation. See "Legal Proceedings"

  Liability for Information Retrieved from the Web. Materials may be downloaded by members and other users of GeoCities' website and subsequently distributed to others. Accordingly, GeoCities could be subject to claims for defamation, negligence, copyright or trademark infringement, personal injury or other theories based on the nature, content, publication and distribution of such materials. Such claims have been brought, and sometimes successfully pressed, against online service providers in the past. GeoCities received inquiries on a regular basis from third parties regarding such matters, all of which have been resolved to date without any payments or other material adverse effect on GeoCities' business, results of operations or financial condition.

  It is also possible that if any third-party content information provided on the GeoCities website contains errors, third parties could make claims against us for losses incurred in reliance on such information. GeoCities also offers e-mail services, which might expose it to potential risk, such as liabilities or claims resulting from unsolicited e-mail (spamming), lost or misdirected messages, illegal or fraudulent use of e-mail or interruptions or delays in e-mail service. Even if such claims do not result in liability to GeoCities, it could incur significant costs in investigating and defending against such claims. GeoCities' potential liability for information carried on or disseminated through GeoCities' systems could require it to implement measures to reduce GeoCities' exposure to such liability, which may require the expenditure of substantial resources and limit the attractiveness of GeoCities' services to members and users.

  GeoCities also enters into agreements with commerce partners and sponsors which may generate revenues from the purchase of goods and services through direct links from the GeoCities website. Such arrangements may expose GeoCities to additional legal risks and uncertainties. While GeoCities' agreements with these parties often require them to indemnify GeoCities against such liabilities, GeoCities cannot be sure this is adequate. Although GeoCities carries general liability insurance, GeoCities' insurance may not cover all potential claims to which it is exposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on GeoCities' business, results of operations and financial condition.

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

  Promotion and enhancement of the GeoCities brand will also depend, in part, on its success in providing a high-quality community experience. If GeoCities fails to generate a corresponding increase in revenues as a result of its branding efforts or otherwise fails to promote its brand successfully, or if GeoCities incurs excessive expenses in promoting its brand, its business, results of operations and financial condition will be materially and adversely affected. If members, visitors to the GeoCities website, advertisers or businesses do not perceive its existing services to be of high quality, or if GeoCities introduces new services or enters into new business ventures that are not favorably received by such parties, the value of the GeoCities brand could be diluted, thereby decreasing the attractiveness of the GeoCities website to such parties.

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

  GeoCities currently licenses from third parties certain technologies incorporated into GeoCities' website. As GeoCities continues to introduce new services that incorporate new technologies, GeoCities may be required to license additional technology from others. GeoCities cannot assure you that it will be able to obtain licenses to such third-party technology on commercially reasonable terms, if at all. If GeoCities fails to obtain any of these technology licenses, its ability to introduce new services, and the performance of its existing services, could be delayed or limited until equivalent technology could be identified, licensed and integrated. See "Business-- Intellectual Property and Proprietary Rights."

GeoCities Would Be Adversely Impacted if Use of the Internet Does not Continue to Grow or if the Web Infrastructure Does Not Continue to Develop

  GeoCities' future success depends substantially on continued growth in the use of the Internet and the web in order to support the sale of advertising on GeoCities' website and on the acceptance and volume of commerce transactions on the Internet. GeoCities cannot assure you that the number of Internet users will continue to grow or that commerce over the Internet will become more widespread. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced services are subject to a high level of uncertainty. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including:

 .  lack of acceptable security technologies;

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

  The success of GeoCities' website will substantially depend upon the continued development of a web infrastructure, such as a reliable network backbone with the necessary speed, data capacity and security, and timely development of complementary products such as high speed modems for providing reliable web access and services. Because global commerce and online exchange of information on the web and other similar open wide area networks are new and evolving, GeoCities cannot assure you that the web will support increasing use or will prove to be a viable commercial marketplace. The web has experienced, and is expected to continue to experience, significant growth in the number of users and the amount of content. If the web continues to experience increased numbers of users, frequency of use or increased resource requirements of users, the web infrastructure may not be able to support the demands placed on it by this continued growth and the web's performance or reliability may be adversely affected.

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

Risks Associated with Yahoo! Merger

  Expected Benefits of the Merger May Not be Realized. If Yahoo! and GeoCities are not able to effectively integrate their technology, operations and personnel in a timely and efficient manner, then the benefits of the merger with Yahoo! will not be realized. In particular, if the integration is not successful:

 . the combined company's operating results may be adversely affected; . the combined company may lose key personnel; and . the combined company may not be able to retain GeoCities' community membership base of homesteaders.

  In addition, the attention and effort devoted to the integration of the two companies will significantly divert management's attention from other important issues, and could have a material adverse impact on the combined company.

  The Merger Could Adversely Affect the Combined Financial Results. If the benefits of the merger with Yahoo! do not exceed the costs associated with the merger, including the dilution to Yahoo!'s shareholders resulting from the issuance of shares in connection with the merger, Yahoo!'s financial results, including earnings per share, could be adversely affected. Specifically, Yahoo! expects to incur a one-time charge of approximately $66 million related to the merger during the second quarter of 1999.

The Market Price of Yahoo! Common Stock May Decline as a Result of the Merger. The market price of Yahoo! common stock may decline as a result of the merger if:

 .  the integration of Yahoo! and GeoCities is unsuccessful;

 .  GeoCities and Yahoo! do not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial analysts; or . the effect of the merger on the combined company's financial results is not consistent with the expectations of financial analysts.

Failure of the Merger to Qualify as a Pooling of Interests Would Negatively Affect Combined Financial Results. The failure of the merger with Yahoo! to qualify for pooling of interests accounting treatment for financial reporting purposes for any reason would materially and adversely affect Yahoo!'s reported earnings and, likely, the price of Yahoo!'s common stock. The availability of pooling of interests accounting treatment for the merger depends upon circumstances and events occurring after the effective time of the merger. For example, there must be no significant changes in the business of the combined company, including significant dispositions of assets, for a period of two years following the effective time. Further, affiliates of Yahoo! and GeoCities must not sell any shares of either Yahoo! or GeoCities capital stock until the day that Yahoo! publicly announces financial results covering at least 30 days of combined operations of Yahoo! and GeoCities after the merger. If the effective time of the merger occurs during May 1999, GeoCities and Yahoo! expect that such combined financial results would be published in July 1999. If affiliates of Yahoo! or GeoCities sell their shares of Yahoo! common stock prior to that time despite a contractual obligation not to do so, the merger may not qualify for accounting as a pooling of interests for financial reporting purposes.

Year 2000 Risks

  See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Readiness Compliance" for detailed information on GeoCities' state of readiness, potential risks and contingency plans regarding the year 2000 issue.


Item 3.  Quantitative and Qualitative Disclosures About Market Risks

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

  After receiving the draft complaint and draft consent order, GeoCities and the FTC staff engaged in settlement discussions. As a result of these discussions, on June 11, 1998, GeoCities and FTC staff attorneys executed a proposed Agreement Containing Consent Order (the "Proposed Consent Order"). Following a period of public comment, the Proposed Consent Order was amended so that GeoCities' compliance with the terms of the Children's Online Privacy Protection Act of 1998 would be permitted under the order. The amended version of the Agreement Containing Consent Order (the "Consent Order") was issued by the FTC on February 5, 1999, and served on GeoCities on February 22, 1999. The Consent Order resolves the FTC's allegations, which are contained in a complaint filed by the FTC with the Consent Order, that GeoCities:

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

  Under the terms of the Consent Order, GeoCities is required to cease and desist from the allegedly deceptive practices in the future and establish certain procedures to:

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

  Under the terms of the Consent Order, GeoCities did not admit any of the allegations contained in the complaint, nor was it required to make any monetary payment to the FTC or consumers. Although the Consent Order requires that GeoCities take specific actions, including those outlined above, GeoCities has been and remains committed to protecting the privacy rights of all consumers (and, in particular children) on the Internet. As part of its ongoing efforts to enhance the protection of the privacy of its members, GeoCities has consulted and worked with industry self-regulation groups and has implemented or intends to implement programs designed to enhance the protection of the privacy of its members, including children. Such programs include:

 . publishing a comprehensive, multi-screen, privacy statement that is accessible from many places on GeoCities' website, including the GeoCities home page and new member application form;

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

 . making changes to the content that appears on GeoCities' website, such as warnings to children not to give out personal information, and removing inappropriate advertising and promotions from GeoCities' children and family-oriented "Enchanted Forest" neighborhood; and

 . requiring that individuals under 13 involve their parents in the process of applying for a free membership in GeoCities.

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

  In September 1998, an additional case was filed against GeoCities in Los Angeles County Superior Court related to the same activity (Wormley v. GeoCities, et. al.). The complaint in this case also followed the FTC draft complaint and alleged no new facts. This suit purported to be a class action and alleged causes of action for the violation of California Business and Professions Code Sections 17200 and 17500 fraud, unjust enrichment, negligent misrepresentation and invasion of privacy. This suit sought disgorgement of any profits obtained as a result of the alleged improper activity, unspecified damages, and attorneys' fees. In November 1998, GeoCities filed a demurrer to and motion to strike portions of the Wormley complaint. In December 1998, in response to GeoCities' demurrer and motion to strike, the plaintiff filed an amended complaint. The amended complaint, like the original complaint, purports to be a class action and alleges causes of action for the violation of Sections 17200 and 17500, the Consumers Legal Remedies Act ("CLRA"), fraud, unjust enrichment, negligent misrepresentation, and invasion of privacy. The plaintiffs are seeking the same remedies as in the original complaint. In January 1999, GeoCities filed a demurrer to and motion to strike portions of the amended complaint. In January 1999, the court in the Wormley matter determined that the Hyatt matter (discussed above) is related to the Wormley matter, and ordered the Hyatt matter transferred to the department where the Wormley matter is pending. In February 1999, a hearing was held on GeoCities' demurrer to and motion to strike portions of the amended Wormley complaint. At that hearing, the court dismissed the Section 17500, CLRA, and invasion of privacy causes of action. In early March 1999, the Hyatt and Wormley matters were both transferred to another department, and on March 17, 1999, a joint status conference was held in both cases. As a result of this status conference, the court set hearings for April 1999 to determine whether (1) the cases should be heard in the same department and (2) discovery in the Hyatt matter should be limited or stayed until the resolution of the class certification process in the Wormley matter. On April 21, 1999, the court set a voluntary, non-binding mediation for both the Hyatt and Wormley matters to be conducted on or before August 19, 1999. On April 30, 1999, an additional case was filed against GeoCities in the Philadelphia County Court of Common Pleas in Pennsylvania related to the same activity (Chapman v. GeoCities). The complaint in this case also follows the FTC draft complaint and alleges no new facts. The suit purports to be a class action on behalf of Pennsylvania citizens and involves a single cause of action for the alleged violation of the Pennsylvania Unfair Trade Practices and Consumer Protection Law. This suit seeks unspecified damages and attorneys' fees. GeoCities has yet to file a responsive pleading in this case.

  Based on GeoCities' analysis of these lawsuits and given the fact that they involve the same set of circumstances that are covered in the FTC matter, GeoCities believes that the allegations contained in the three complaints are without merit and intends to defend these actions vigorously. GeoCities intends to contest class certification as inappropriate in light of the claims alleged in the Wormley and Chapman matters. GeoCities also plans to assert various factual and legal defenses to these matters by way of summary judgment and any other appropriate means.

  GeoCities, in the normal course of business, is subject to various other legal matters. While the results of litigation and claims cannot be predicted with certainty, GeoCities believes that the final outcome of these other matters will not have a material adverse effect on GeoCities' business, results of operations or financial condition.

Item 2.  Changes in Securities and Use of Proceeds

(c) Recent Sales of Unregistered Securities. During the three months ended March 31, 1999, following the exercise of options to purchase shares of Common Stock that had been granted under the Company's Stock Incentive Plans and Common Stock issued under the Employee Stock Purchase Plan, the Company issued an aggregate of 405,901 shares of Common Stock for an aggregate purchase price of approximately $836,000. All of such sales of Common Stock were made pursuant to the exemption from the registration requirements of the Securities Act afforded by Rule 701 promulgated under the Securities Act.

  In March 1999, the Company acquired all of the issued and outstanding capital stock and options to purchase capital stock of Futuretouch Corporation ("Futuretouch"). In connection with this transaction, the Company issued to the former shareholders of Futuretouch an aggregate of 65,000 shares of its common stock. The offer and sale of those shares was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof or Regulation D promulgated thereunder.

(d) Use of Proceeds From Sales of Registered Securities. On August 14, 1998, the Company completed an initial public offering of its Common Stock. The managing underwriters in the offering were Goldman, Sachs & Co., Donaldson, Lufkin & Jenrette and Hambrecht & Quist (the "Underwriters"). The shares of Common Stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-56659) that was declared effective by the SEC on August 10, 1998. The offering commenced on August 11, 1998. All 4,750,000 shares of Common Stock registered under the Registration Statement were sold at a price of $17.00 per share. The Underwriters also exercised an overallotment option of 712,500 shares on August 11, 1998. All 712,500 overallotment shares were sold at a price of $17.00 per share. The aggregate price of the offering amount registered and sold was $92,862,500. In connection with the offering, the Company paid an aggregate of $6,500,375 in underwriting discounts and commissions to the Underwriters and incurred $2,037,000 in miscellaneous offering costs.

  After deducting the underwriting discounts and commissions and the offering expenses described above, the Company received net proceeds from the Offering of approximately $84,325,000. The Company has used the net proceeds from its initial public offering of Common Stock of the Company to invest in interest bearing investment grade instruments and has used its previously existing cash balances to fund the general operations of the Company. The proceeds from the initial public offering will be used for investments in the GeoCities community site, including enhancements to the Company's server and networking infrastructure and the functionality of its website and general corporate purposes, including working capital, expansion of its sales and marketing capabilities and brand-name promotions. The Company may also use a portion of such proceeds for acquisitions of complementary businesses, services and technology. None of the Company's net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company.

Item 3.  Defaults upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K
         (a).  Exhibits

               Exhibit
               Number    Description

               27.1      Financial Data Schedule

         (b).  Reports on Form 8-K

               Amended Current Report on form 8-K/A filed on February 16, 1999

               Current Report on form 8-K filed on February 25, 1999

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GEOCITIES

May 17, 1999                       /s/ STEPHEN L. HANSEN
                                   ---------------------
                                   Stephen L. Hansen
                                   Chief Operating Officer and Chief Financial
                                   Officer
                                   (Principal Financial and Accounting Officer)